Form 10-Q
period 2023-03-31
ALPHATIME ACQUISITION CORP
filed 2023-05-15
CIK 1889106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2023, there were 9,034,200 ordinary shares, par value $0.0001 issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHATIME ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
Assets:
Current assets:
Cash	$186,560	$-
Prepaid expenses	120,310	8,052
Deferred offering costs	-	584,518
Total current assets	306,870	592,570
Prepaid expenses	15,415	-
Cash and investments held in Trust Account	70,974,242	-
Total assets	$71,296,527	$592,570
Liabilities and Shareholders’ Equity/(Deficit):
Current liabilities:
Accrued offering costs and expenses	$102,811	$196,806
Due to related party	28,693	380,566
Total current liabilities	131,504	577,372
Deferred underwriting commission	2,415,000	-
Total liabilities	2,546,504	577,372

Commitments and Contingencies (See Note 6)
Temporary Equity:
Ordinary shares subject to possible redemption, 6,900,000 shares at redemption value of $10.29 per share as of March 31, 2023	70,974,242	-
Shareholders’ Equity/(Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 2,134,200 and 1,725,000 shares issued and outstanding at March 31, 2023 and December 31, 2022 respectively	214	173

Additional paid-in capital	-	24,827
Accumulated deficit	(2,224,433)	(9,802)
Total Shareholders’ Equity/(Deficit)	(2,224,219)	15,198
Total Liabilities and Shareholders’ Equity/(Deficit)	$71,296,527	$592,570

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2023, and 2022 (Unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022

Formation and operating costs	$207,499	$-

Total Expenses	$(207,499)	$-
Other Income
Income earned on Trust Account	$732,242	$-
Net Income/(loss)	$524,743	$-

Weighted average shares outstanding of redeemable ordinary shares	6,620,000	-
Basic and diluted net income per share, redeemable ordinary shares	$0.37	$-
Weighted average shares outstanding of non-redeemable ordinary shares	2,118,410	1,725,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.91)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

For the three months ended March 31, 2023, and 2022

(Unaudited)

	Ordinary Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity/(deficit)
Balance as of December 31, 2021	1,725,000	$173	$24,827	$(9,018)	$15,982
Net income	-	-	-	-	-
Balance as of March 31, 2022	1,725,000	$173	$24,827	$(9,018)	$15,982

	Ordinary Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity/(deficit)

Balance as of December 31, 2022	1,725,000	$173	$24,827	$(9,802)	$15,198
Issuance of ordinary shares through public offering	6,000,000	600	59,999,400	-	60,000,000
Overallotment of ordinary shares	900,000	90	8,999,910	-	9,000,000
Issuance of ordinary shares for Private Units	370,500	37	3,704,963	-	3,705,000
Overallotment of Private Units	38,700	4	386,996	-	387,000
Sale of Unit Purchase Option	-		10,781		10,781
Underwriting discount	-		(1,612,500)		(1,612,500)
Deferred underwriting commission	-		(2,415,000)		(2,415,000)
Deduction for other offering costs	-		(865,199)		(865,199)
Initial measurement of ordinary shares subject to redemption under ASC 480-10-S99 against additional paid-in capital	(6,900,000)	(690)	(67,274,310)	-	(67,275,000)
Allocation of offering costs to ordinary shares subject to redemption	-	-	4,770,382	-	4,770,382
Accretion of carrying value of redeemable shares	-	-	(7,737,382)	-	(7,737,382)
Transfer of negative APIC to accumulated deficit	-	-	2,007,132	(2,007,132)	-
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	-	-	-	(732,242)	(732,242)
Net income				524,743	524,743
Balance as of March 31, 2023	2,134,200	$214	$-	$(2,224,433)	$(2,224,219)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2023, and 2022

(Unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash Flows from Operating Activities:
Net income	$524,743	$-
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on Trust Account	(732,242)	-
Changes in current assets and liabilities:
Prepaid expenses	(127,673)	-
Accrued offering costs and expenses	99,171	-
Due to related party	2,764	-
Net cash used in operating activities	$(233,237)	$-

Cash Flows from Investing Activities:
Investment held in Trust Account	$(70,242,000)	$-
Net cash used in investing activities	$(70,242,000)	$-

Cash Flows from Financing Activities:
Proceeds from sale of ordinary shares	$69,000,000	$-
Proceeds from issuance of Private Units	4,092,000	-
Payment of underwriting discount	(1,612,500)	-
Proceeds from unit purchase option	100	-
Payment to related party	(368,066)	-
Payment of offering costs	(449,737)	-
Net cash provided by financing activities	$70,661,797	$-

Net change in cash	$186,560	$-
Cash—beginning of the period	$-	$-
Cash—end of the period	$186,560	$-

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$3,640	$2,160
Offering costs paid by related party	$13,429	$46,084
Offering costs adjusted from prepaid expenses	$60	$-
Offering costs charged to APIC	$865,199	$-
Offering cost related to fair value of Unit Purchase Option net of proceeds	$10,681	$-
Allocation of offering costs to ordinary shares subject to redemption	$4,770,382	$-
Reclassification of ordinary shares subject to redemption	$67,274,310	$-
Remeasurement adjustment on ordinary shares subject to possible redemption	$7,737,382	$-
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	$732,242	$-
Deferred underwriting commission charged to APIC	$2,415,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

As of March 31, 2023, the Company had not commenced any operations. All activities for the three months ended March 31, 2023, and for the period from September 15, 2021 (inception) through December 31, 2022, relate to the Company’s formation and the Initial Public Offering described below. The Company will not generate any operating revenues until the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (“IPO”). The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 90% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer, will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.18 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

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

Liquidity

As of March 31, 2023, the Company had a cash balance of $186,560 and had a working capital surplus of $175,366. Subsequent to the consummation of the Initial Public Offering, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the Initial Public Offering and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan funds to the Company as may be required but there is no guarantee that the Company will receive such funds. As of March 31, 2023, there were no amounts outstanding under any loans.

Accordingly, the accompanying unaudited condensed financial statements has been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statement does not include any adjustments that might result from the outcome of this uncertainty. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. On January 4, 2023, the Company consummated its IPO and private placement which generated gross proceeds of $60,000,000 and $4,092,000, respectively, and effective January 9, 2023, the underwriters exercised their over-allotment option which generated gross proceeds of $9,000,000. Following the closing of the IPO, including the over-allotment, the private placement, and after deducting IPO transaction costs, the Company placed $70,242,000 into the Trust Account. The Company cannot provide any assurance that its plans to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements as of March 31, 2023, have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 24, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On March 31, 2023, the Company did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs

Offering costs were $4,892,699 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and are charged to shareholders’ equity upon the completion of the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. The Company allocates offering costs between the Public Shares, Public Warrants (as defined below in Note 3) and Public Rights (as defined below in Note 3) based on the relative fair values of the Public Shares, Public Warrants and Public Rights. Accordingly, $4,770,382 was allocated to the Public Shares and charged to temporary equity, and $122,317 was allocated to Public Warrants and Public Rights and charged to shareholders’ equity.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is mainly comprised of investments in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in income earned on investment held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Income earned on these investments will be fully reinvested into the investments held in Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of business combination.

Net Income/(Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income/(loss) per share is the same as basic income/(loss) per share for the period presented.

The net income/(loss) per share presented in the condensed statements of operations is based on the following:

Three months ended
March 31, 2023
Net income	$524,743
Income earned on Trust Account	(732,242)
Accretion of carrying value to redemption value	(7,737,382)
Net loss including accretion of equity into redemption value	$(7,944,881)

	Three months ended March 31, 2023
	Redeemable	Non-Redeemable
	Ordinary Shares	Ordinary Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of carrying value to redemption value	$(6,018,842)	$(1,926,039)
Income earned on Trust Account	732,242	—
Accretion of carrying value to redemption value	7,737,382	—
Allocation of net income/(loss)	$2,450,782	$(1,926,039)

Denominators:
Weighted-average shares outstanding	6,620,000	2,118,410
Basic and diluted net income/(loss) per share	$0.37	$(0.91)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. As the Company’s warrants meet all the criteria for equity classification, both public and private warrants are classified in shareholders’ equity/(deficit).

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023, 6,900,000 ordinary shares subject to possible redemption are presented at redemption value of $10.18 per share (plus any income earned on Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between the Public Shares, Public Warrants and Public Rights based on the relative fair values of the Public Shares, Public Warrants and Public Rights.

At March 31, 2023, the ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Rights	(621,000)
Proceeds allocated to Public Warrants	(1,104,000)
Allocation of offering costs related to redeemable shares	(4,770,382)
Plus:
Accretion of carrying value to redemption value	7,737,382
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	732,242
Ordinary shares subject to possible redemption	$70,974,242

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

Income earned from U.S. debt obligations held by the Trust Account is intended to qualify for the portfolio income exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial for the period from September 15, 2021 (inception) through March 31, 2023.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

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

Following the closing of the IPO and the sale of over-allotment units, an aggregate of $70,242,000 (at $10.18 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was placed in a Trust Account, which may only be invested in U.S. “government securities”, within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations.

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 370,500 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $3,705,000, in a private placement (the “Private Placement”). Each whole Private Placement Unit will consist of one ordinary share, one warrant (“Private Warrant”) and one right (“Private Right”) entitling the holder thereof to receive one-tenth of one ordinary share upon the completion of an initial business combination. Each Private Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. The proceeds from the Private Units were added to the proceeds from the IPO held in the Trust Account. Effective January 9, 2023, the underwriters fully exercised the over-allotment option and the Company completed the private sale of an aggregate of 38,700 Private Units at a price of $10.00 per Private Unit, generating gross proceeds of $387,000. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Units will expire worthless.

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

On January 8, 2022, the Company issued an additional 287,500 ordinary shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate of 1,725,000 ordinary shares (the “Founder Shares”). The issuance was considered as a bonus share issuance, in substance a recapitalization transaction, which was recorded and presented retroactively. The Founder Shares include an aggregate of up to 225,000 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part (refer Note 7). On January 6, 2023, the underwriters notified the Company that it is exercising the over-allotment option with respect to the 900,000 additional Units, which was subsequently closed on January 9, 2023, generating gross proceeds to the Company of $9,000,000. Simultaneously, an amount of $352,350 due to related party was converted into over-allotment of Private Placement, and the underwriter deposited additional $34,650 on behalf of Sponsor for 17,325 Founder Shares for $2.00 per share which was sold by the Sponsor to underwriters. As a result, the Sponsor purchased additional 38,700 Private Units, an aggregate of 409,200 units at a price of $10.00 per Private Placement Unit (an aggregate of $4,092,000).

On January 3, 2023, the Founder Shares and Private Units were placed into an escrow account maintained by American Stock Transfer & Trust Company acting as escrow agent. The Founder Shares and Private Units (and underlying securities) will not, subject to certain exceptions, be transferred, assigned, sold or released from escrow in the case of (i) 50% of the Founder Shares and Private Units (and underlying securities) until the earlier to occur of: (A) six months after the date of the consummation of our initial business combination, or (B) the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) the remaining 50% of the Founder Shares and Private Units (and underlying securities) until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

Promissory Note — Related Party

On September 30, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was amended and restated on November 23, 2021, to change the December 31, 2021 due date to March 31, 2022, amended and restated on January 26, 2022 to change the March 31, 2022 due date to May 31, 2022 and amended and restated again on October 20, 2022 to change the May 31, 2022 due date to December 31, 2022. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the Initial Public Offering. As of December 31, 2022, there were no amounts outstanding under the Promissory Note and the Promissory Note had then expired.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of March 31, 2023 and December 31, 2022, due to related party amounted to $28,693 and $380,566, respectively.

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

During the period from September 15, 2021 (inception) through March 31, 2023, a cash fee of $200,000 has been incurred as deferred offering costs for these services of which $160,000 has been paid by the Sponsor through December 31, 2022, and additional $40,000 was paid subsequently through March 31, 2023.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $30,000 was recorded for the quarter ended March 31, 2023.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Units, securities underlying the unit purchase option (“UPO”), and Units that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Units) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters had a 45-day option beginning January 4, 2023, to purchase up to an additional 900,000 units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On January 6, 2023, and effective January 9, 2023, the underwriters exercised their over-allotment option in full and purchased an additional 900,000 units at $10.00 per unit.

On January 4, 2023, the Company paid a fixed underwriting discount of $1,500,000 and on January 9, 2023, it paid an additional $112,500 of underwriting discount arising from the sale of the over-allotment units. The underwriters will be entitled to a deferred underwriting commission of $0.35 per Unit, or $2,415,000 in the aggregate. The deferred underwriting commission will be paid to the underwriters from the amounts held in the Trust Account solely if the Company completes a business combination, subject to the terms of the underwriting agreement.

Unit Purchase Option

On December 30, 2022, we sold to the underwriters, for $100,58,000 Units exercisable, in whole or in part, at $11.50 per unit (or 115% of the Market Value), commencing on the consummation of our initial business combination, and expires five years from the effective date of our Initial Public Offering. The option and the 58,000 Units, as well as the 58,000 ordinary shares, the warrants to purchase 58,000 ordinary shares that may be issued upon exercise of the option and the rights to purchase 5,800 ordinary shares upon the completion of an initial business combination, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales in our Initial Public Offering pursuant to Rule 5110(e)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities, except as permitted under FINRA Rule 5110(e)(2). The Company estimated a fair value of the unit purchase option issued to the underwriters to be disclosed as an Equity with difference between the fair values and purchased cost to additional paid-in capital in the condensed balance sheets on the day of the IPO which is grant date.

Note 7 - Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, and December 31, 2022, there were no preferred shares issued or outstanding.

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

On January 4, 2023, the Company consummated the IPO of 6,000,000 units at a price of $10.00 per Unit, generating gross proceeds to the Company of $60,000,000. Simultaneously with the closing of the IPO, the Company completed the sale of 370,500 private units to the Sponsor at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $3,705,000. Concurrent with the closing of the offering, our Sponsor, at the option of the Company, sold to underwriter or its designees 115,500 Founder Shares for a purchase price of $2.00 per share and an aggregate purchase price of $231,000, as part of the exercise of overallotment option by the underwriter.

On January 6, 2023, the underwriters notified the Company that it is exercising the over-allotment option with respect to the 900,000 additional Units, which was subsequently closed on January 9, 2023, generating gross proceeds to the Company of $9,000,000.

Simultaneously, an amount of $352,350 due to related party was converted into over-allotment of Private Placement, and the underwriter deposited additional $34,650 on behalf of Sponsor for 17,325 Founder Shares for $2.00 per share which was sold by the Sponsor to underwriters. As a result, the Sponsor purchased an additional 38,700 Private Units, an aggregate of 409,200 units at a price of $10.00 per Private Placement Unit (an aggregate of $4,092,000). As of March 31, 2023, there were 2,134,200 ordinary shares issued and outstanding, excluding 6,900,000 shares subject to possible redemption. As of December 31, 2022, there were 1,725,000 ordinary shares issued and outstanding, of which an aggregate of up to 225,000 ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

Note 8 – Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$70,974,252	$—	$70,974,242	$—

As of March 31, 2023, the balance of investments held in Trust Account was $ 70,974,242.

Note 9 - Subsequent Events

The Company has evaluated subsequent events through May 15, 2023, which was the date these unaudited condensed financial statements were available for issuance and determined that there were no significant unrecognized events through that date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to AlphaTime Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to March 31, 2023, have been organizational activities and those necessary to consummate the Initial Public Offering (“IPO”), described below. Following our IPO, we will not generate any operating revenues until the completion of our initial business combination. We will generate non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $524,743, which consists of loss of $207,499 derived from formation and operating costs offset by income earned on investment held in Trust Account of $732,242.

For the three months ended March 31, 2022, we had no income/(loss).

Liquidity and Capital Resources

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

Following the closing of our IPO and the sale of over-allotment units, an aggregate of $70,242,000 ($10.18 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”). As of March 31, 2023, we had marketable securities held in the Trust Account of $70,974,242 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less amounts released to us for taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. Through March 31, 2023, we did not withdraw any income earned on the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash balance of 186,560 and a working capital surplus of approximately $175,366. Until the consummation of our IPO, our liquidity needs were satisfied through a capital contribution from our Sponsor of $25,000 to purchase the founder shares, and up to $300,000 in loans available from our Sponsor under an unsecured promissory note. As of March 31, 2023, there were no borrowings outstanding under the promissory note and the promissory note then expired. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

Accordingly, the accompanying unaudited condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statement does not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time. Moreover, management’s plans to consummate the initial business combination may not be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

On September 30, 2021, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecure and is due at the earlier of (1) December 31, 2022, and (2) the consummation of the IPO. On December 31, 2022, there were no amounts outstanding, and the Promissory Notes had then expired.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our founders or an affiliate of our founders may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we will repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $300,000 of such loans may be convertible into working capital units, at a price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the private units sold in the private placement. The terms of such loans by our founders or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our founders or an affiliate of our founders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account, but in the event that we seek loans from any third parties, we will obtain a waiver against any and all rights to seek access to funds in our trust account.

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

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of March 31, 2023 and December 31, 2022, the amount due to the related party was $28,693 and $380,566, respectively.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the initial business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $30,000 was recorded for the three months ended March 31, 2023.

Other Contractual Obligations

Underwriting Agreement

We granted the underwriters a 45-day option from the date of IPO to purchase up to 900,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full effective January 9, 2023. Simultaneously, on January 4, 2023, an amount of $352,350 due to related party was converted into over-allotment of Private Placement, and the underwriter deposited additional $34,650 on behalf of Sponsor for 17,325 Founder Shares for $2.00 per share which was sold by the Sponsor to underwriters. The Company paid a cash underwriting commission of $0.125 per Unit for 900,000 additional Units and the underwriters will be entitled to a deferred commission of $0.35 per Unit, an aggregate of $2,415,000, which will be paid from the funds held in the Trust Account upon completion of the initial business combination.

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

During the period from September 15, 2021 (inception) through March 31, 2023, a cash fee of $200,000 has been incurred as deferred offering costs for these services of which $160,000 has been paid by the Sponsor through December 31, 2022, and additional $40,000 was paid subsequently through March 31, 2023.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption of $10.18 per share (plus any income earned on investment held in Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to our IPO and that were charged to shareholders’ equity upon the completion of our IPO on January 4, 2023. As of March 31, 2023 and December 31, 2022, there were $0 and $584,518 offering costs.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are not currently required to certify and report on our internal controls as defined by Section 404 of the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large, accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

As of March 31, 2023, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls.

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no material litigation, arbitration, bankruptcy, receivership, governmental proceeding or other proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 24, 2023.

Item 2. Unregistered Sales of Equity Securities

Unregistered Sales of Equity Securities

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Definition Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2023

ALPHATIME ACQUISITION CORP

By:	/s/ Dajiang Guo
Dajiang Guo
Chief Executive Officer (Principal Executive Officer)

