Form 10-Q
period 2023-06-30
ALPHATIME ACQUISITION CORP
filed 2023-08-11
CIK 1889106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, there were 9,034,200 ordinary shares, par value $0.0001 issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHATIME ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
Assets:
Current assets:
Cash	$126,594	$-
Prepaid expenses	100,790	8,052
Deferred offering costs	-	584,518
Total current assets	227,384	592,570
Cash and investment held in Trust Account	71,816,062	-
Total assets	$72,043,446	$592,570

Liabilities and Shareholders’ Equity/(Deficit):
Current liabilities:
Accrued offering costs and expenses	$176,886	$196,806
Due to related party	8	380,566
Total current liabilities	176,894	577,372
Deferred underwriting commission	2,415,000	-
Total liabilities	2,591,894	577,372

Commitments and Contingencies (See Note 6)
Temporary Equity:
Ordinary shares subject to possible redemption, 6,900,000 shares at redemption value of $10.41 per share as of June 30, 2023	71,816,062	-

Shareholders’ Equity/(Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 2,134,200 and 1,725,000 shares issued and outstanding at June 30, 2023 and December 31, 2022 respectively	214	173
Additional paid-in capital	-	24,827
Accumulated deficit	(2,364,724)	(9,802)
Total Shareholders’ Equity/(Deficit)	(2,364,510)	15,198
Total Liabilities and Shareholders’ Equity/(Deficit)	$72,043,446	$592,570

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2023 and 2022 (Unaudited)

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022

Formation and operating costs	$140,291	$-	$347,790	$-

Total Expenses	$(140,291)	$-	$(347,790)	$-
Other Income
Income earned on Trust Account	$841,820	$-	$1,574,062	$-
Net Income	$701,529	$-	$1,226,272	$-

Weighted average shares outstanding of redeemable ordinary shares	6,900,000	-	6,760,773	-
Basic and diluted net income per share, redeemable ordinary shares	$0.11	$-	$0.47	$-
Weighted average shares outstanding of non-redeemable ordinary shares	2,134,200	1,725,000	2,126,349	1,725,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.02)	$-	$(0.91)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

	Ordinary Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity/(deficit)
Balance as of December 31, 2021	1,725,000	$173	$24,827	$(9,018)	$15,982
Net income	-	-	-	-	-
Balance as of March 31, 2022	1,725,000	$173	$24,827	$(9,018)	$15,982
Net income	-	-	-	-	-
Balance as of June 30, 2022	1,725,000	$173	$24,827	$(9,018)	$15,982

	Ordinary Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity/(deficit)

Balance as of December 31, 2022	1,725,000	$173	$24,827	$(9,802)	$15,198

Issuance of ordinary shares through public offering	6,000,000	600	59,999,400	-	60,000,000
Overallotment of ordinary shares	900,000	90	8,999,910	-	9,000,000
Issuance of ordinary shares for Private Units	370,500	37	3,704,963	-	3,705,000
Overallotment of Private Units	38,700	4	386,996	-	387,000
Sale of Unit Purchase Option	-		10,781		10,781
Underwriting discount	-		(1,612,500)		(1,612,500)
Deferred underwriting commission	-		(2,415,000)		(2,415,000)
Deduction for other offering costs	-		(865,199)		(865,199)
Initial measurement of ordinary shares subject to redemption under ASC 480-10-S99 against additional paid-in capital	(6,900,000)	(690)	(67,274,310)	-	(67,275,000)
Allocation of offering costs to ordinary shares subject to redemption	-	-	4,770,382	-	4,770,382
Accretion of carrying value of redeemable shares	-	-	(7,737,382)	-	(7,737,382)
Transfer of negative APIC to accumulated deficit	-	-	2,007,132	(2,007,132)	-
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	-	-	-	(732,242)	(732,242)
Net income				524,743	524,743
Balance as of March 31, 2023	2,134,200	$214	$-	$(2,224,433)	$(2,224,219)
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	-	-	-	(841,820)	(841,820)
Net income	-	-	-	701,529	701,529
Balance as of June 30, 2023	2,134,200	$214	$-	$(2,364,724)	$(2,364,510)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2023 and 2022

(Unaudited)

	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash Flows from Operating Activities:
Net income	$1,226,272	$-
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on Trust Account	(1,574,062)	-
Changes in current assets and liabilities:
Prepaid expenses	(92,738)	-
Accrued offering costs and expenses	173,247	-
Due to related party	2,764	-
Net cash used in operating activities	$(264,517)	$-

Cash Flows from Investing Activities:
Investment held in Trust Account	$(70,242,000)	$-
Net cash used in investing activities	$(70,242,000)	$-

Cash Flows from Financing Activities:
Proceeds from sale of ordinary shares	$69,000,000	$-
Proceeds from issuance of Private Units	4,092,000	-
Payment of underwriting discount	(1,612,500)	-
Proceeds from Unit Purchase Option	100	-
Payment to related party	(368,066)	-
Payment of offering costs	(478,423)	-
Net cash provided by financing activities	$70,633,111	$-

Net change in cash	$126,594	$-
Cash—beginning of the period	$-	$-
Cash—end of the period	$126,594	$-

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$3,640	$2,160
Offering costs paid by related party	$13,429	$46,084
Offering costs adjusted from prepaid expenses	$60	$-
Offering costs charged to APIC	$865,199	$-
Offering cost related to fair value of Unit Purchase Option net of proceeds	$10,681	$-
Allocation of offering costs to ordinary shares subject to redemption	$4,770,382	$-
Reclassification of ordinary shares subject to redemption	$67,274,310	$-
Remeasurement adjustment on ordinary shares subject to possible redemption	$7,737,382	$-
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	$1,574,062	$-
Deferred underwriting commission charged to APIC	$2,415,000	$-

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

As on June 30, 2023 and 2022, the Company had not commenced any operations. All activities for the period from September 15, 2021 (inception) through June 30, 2023, relate to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer, will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.18 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against an initial business combination.

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

The Company will have until 9 months (or up to 18 months, if we extend the time to complete a Business Combination as described in our Registration Statement) from the closing of the IPO to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.18 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.18 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As on June 30, 2023, the Company had a cash balance of $126,594 and had a working capital surplus of $50,490. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan funds to the Company as may be required but there is no guarantee that the Company will receive such funds. As on June 30, 2023, there were no amounts outstanding under any loans.

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

Risks and Uncertainties

Management is currently evaluating the impact of the risk of bank failure and has concluded that while it is reasonably possible that the bank failure could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, the Company doesn’t have any bank accounts which are associated with failure risk but will keep monitoring any such effects that might impact the company’s financial position.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited condensed financial statements as of June 30, 2023, have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On June 30, 2023, the Company did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs

The offering costs were $4,892,699 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and are charged to shareholders’ equity upon the completion of the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. The Company allocates offering costs between the Public Shares, Public Warrants (as defined below in Note 3) and Public Rights (as defined below in Note 3) based on the relative fair values of the Public Shares, Public Warrants and Public Rights. Accordingly, $4,770,382 was allocated to Public Shares and charged to temporary equity, and $122,317 was allocated to Public Warrants and Public Rights and charged to shareholders’ equity.

Investment Held in Trust Account

The Company’s portfolio of investment held in the Trust Account is mainly comprised of investments in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Gains and losses resulting from the change in fair value of these securities is included in income earned on Trust Account in the accompanying condensed statements of operations. The estimated fair values of investment held in the Trust Account are determined using available market information.

Income earned on these investments will be fully reinvested into the investment held in Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of business combination.

Net Income/(Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income/(loss) per share is the same as basic income/(loss) per share for the period presented.

The net income/(loss) per share presented in the condensed statements of operations is based on the following:

	Three Months ended June 30, 2023	Three Months ended June 30, 2022	Six months ended June 30,2023	Six months ended June 30,2022

Net income	$701,529	$-	$1,226,272	$-
Income earned on Trust Account	(841,820)	-	(1,574,062)	-
Accretion of carrying value to redemption value	-	-	(7,737,382)	-
Net loss including accretion of equity into redemption value	$(140,291)	$-	$(8,085,172)	$-

	Three months ended June 30, 2023		Six months ended June 30, 2023		Three months ended June 30, 2022	Six months ended June 30, 2022
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Non-Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(107,149)	(33,142)	(6,150,699)	(1,934,473)	—	—
Income earned on Trust Account	841,820	—	1,574,062	—	—	—
Accretion of temporary equity to redemption value	—	—	7,737,382	—	—	—
Allocation of net income/(loss)	734,671	(33,142)	3,160,745	(1,934,473)	—	—

Denominators:
Weighted-average shares outstanding	6,900,000	2,134,200	6,760,773	2,126,349	1,725,000	1,725,000
Basic and diluted net income/(loss) per share	0.11	(0.02)	0.47	(0.91)	0.00	0.00

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023, 6,900,000 ordinary shares subject to possible redemption are presented at redemption value of $10.18 per share (plus any income earned on Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between the Public Shares, Public Warrants and Public Rights based on the relative fair values of the Public Shares, Public Warrants and Public Rights.

At June 30, 2023, the ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Rights	(621,000)
Proceeds allocated to Public Warrants	(1,104,000)
Allocation of offering costs related to redeemable shares	(4,770,382)
Plus:
Accretion of carrying value to redemption value	7,737,382
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	1,574,062
Ordinary shares subject to possible redemption	$71,816,062

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

Income earned from U.S. debt obligations held by the Trust Account is intended to qualify for the portfolio income exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial for the period from September 15, 2021 (inception) through June 30, 2023.

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

The warrants will become exercisable at $11.50 per share, subject to adjustment, on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of our IPO and will expire at 5:00 p.m., New York City time, five years after the completion of the initial business combination or earlier upon redemption or liquidation.

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

Promissory Note — Related Party

On September 30, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was amended and restated on November 23, 2021, to change the December 31, 2021 due date to March 31, 2022, amended and restated on January 26, 2022 to change the March 31, 2022 due date to May 31, 2022 and amended and restated again on October 20, 2022 to change the May 31, 2022 due date to December 31, 2022. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2022, or (ii) the consummation of the IPO. As of December 31, 2022, there were no amounts outstanding under the Promissory Note and the Promissory Note had then expired.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of June 30, 2023 and December 31, 2022, due to related party amounted to $8 and $380,566, respectively.

Advisory Services Agreement

The Company engaged TenX Global Capital LP (“TenX”), a related party to the Company, as an advisor in connection with the IPO and business combination, to assist in hiring consultants and other services providers in connection with our IPO and the business combination, assist in the preparation of financial statements and other relevant services to commence trading including filing the necessary documents as part of the transaction. Further, TenX will assist in preparing the Company for investor presentations, conferences for due diligence, deal structuring and term negotiations.

During the period from September 15, 2021 (inception) through June 30, 2023, a cash fee of $200,000 has been incurred as deferred offering costs for these services of which $160,000 has been paid by the Sponsor through December 31, 2022, and additional $40,000 was paid subsequently through six months ended June 30, 2023.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $30,000 and $60,000 was recorded and paid for the three and six months ended June 30, 2023 respectively.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Units, securities underlying the Unit Purchase Option (“UPO”), and Units that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Units) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of IPO requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Unit Purchase Option

On December 30, 2022, we sold to the underwriters, for $100, 58,000 Units exercisable, in whole or in part, at $11.50 per unit (or 115% of the Market Value), commencing on the consummation of our initial business combination, and expires five years from the effective date of our IPO. The option and the 58,000 Units, as well as the 58,000 ordinary shares, the warrants to purchase 58,000 ordinary shares that may be issued upon exercise of the option and the rights to purchase 5,800 ordinary shares upon the completion of an initial business combination, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales in our IPO pursuant to Rule 5110(e)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities, except as permitted under FINRA Rule 5110(e)(2). The Company determined fair value of the Unit Purchase Option issued to the underwriters and recorded an amount to additional paid-in capital, net of purchased cost, in the condensed balance sheets on the day of the IPO which is the grant date.

Note 7 - Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, and December 31, 2022, there were no preferred shares issued or outstanding.

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

Simultaneously, an amount of $352,350 due to related party was converted into over-allotment of Private Placement, and the underwriter deposited additional $34,650 on behalf of Sponsor for 17,325 Founder Shares for $2.00 per share which was sold by the Sponsor to underwriters. As a result, the Sponsor purchased an additional 38,700 Private Units, an aggregate of 409,200 units at a price of $10.00 per Private Placement Unit (an aggregate of $4,092,000). As of June 30, 2023, there were 2,134,200 ordinary shares issued and outstanding, excluding 6,900,000 shares subject to possible redemption. As of December 31, 2022, there were 1,725,000 ordinary shares issued and outstanding, of which an aggregate of up to 225,000 ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$71,816,062	$—	$71,816,062	$—

As of June 30, 2023, the balance of investment held in Trust Account was $ 71,816,062.

Note 9 - Subsequent Events

The Company has evaluated subsequent events through August 14, 2023, which was the date these unaudited condensed financial statements were available for issuance and determined that there were no significant unrecognized events through that date.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to June 30, 2023, have been organizational activities and those necessary to consummate the Initial Public Offering (“IPO”), described below. Following our IPO, we will not generate any operating revenues until the completion of our initial business combination. We will generate non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $701,529, which consists of loss of $140,291 derived from formation and operating costs offset by income earned on Trust Account of $841,820.

For the six months ended June 30, 2023, we had a net income of $1,226,272 which consists of loss of $347,790 derived from formation and operating costs offset by income earned on Trust Account of $1,574,062.

For the three and six months ended June 30, 2022, we had no income/(loss).

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

Following the closing of our IPO and the sale of over-allotment units, an aggregate of $70,242,000 ($10.18 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”). As of June 30, 2023, we had marketable securities held in the Trust Account of $71,816,062 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less amounts released to us for taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. Through June 30, 2023, we did not withdraw any income earned on the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash balance of $126,594 and a working capital surplus of approximately $50,490. Until the consummation of our IPO, our liquidity needs were satisfied through a capital contribution from our Sponsor of $25,000 to purchase the founder shares, and up to $300,000 in loans available from our Sponsor under an unsecured promissory note. As of December 31, 2022, there were no borrowings outstanding under the promissory note and the promissory note then expired. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our founders or an affiliate of our founders may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $300,000 of such loans may be convertible into working capital units, at a price of $10.00 per unit at the option of the lender. The working capital units would be identical to the private units, each consisting of one ordinary share, one private warrant and one right with the same exercise price, exercisability and exercise period, subject to similar limited restrictions as compared to the units sold in our IPO. The terms of such loans by our founders or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our founders or an affiliate of our founders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account, but in the event that we seek loans from any third parties, we will obtain a waiver against any and all rights to seek access to funds in our trust account.

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

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of June 30, 2023 and December 31, 2022, the amount due to the related party was $8 and $380,566, respectively.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the initial business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $30,000 and $60,000 was recorded and paid for the three months and six months ended June 30, 2023.

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

During the period from September 15, 2021 (inception) through June 30, 2023, a cash fee of $200,000 has been incurred as deferred offering costs for these services of which $160,000 has been paid by the Sponsor through December 31, 2022, and additional $40,000 was paid subsequently through six months ended June 30, 2023.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified below critical accounting policies.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption of $10.18 per share (plus any income earned Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to our IPO and that were charged to shareholders’ equity upon the completion of our IPO on January 4, 2023. As of June 30, 2023 and December 31, 2022, there were $0 and $584,518 offering costs.

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

As of June 30, 2023, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls.

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

August 11, 2023

ALPHATIME ACQUISITION CORP

By:	/s/ Dajiang Guo
Dajiang Guo
Chief Executive Officer (Principal Executive Officer)

