Form 10-Q
period 2023-09-30
ALPHATIME ACQUISITION CORP
filed 2023-11-13
CIK 1889106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 9,034,200 ordinary shares, par value $0.0001 issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

ALPHATIME ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
Assets:
Current assets:
Cash	$56,540	$-
Prepaid expenses	65,470	8,052
Deferred offering costs	-	584,518
Other receivables	690,000	-
Total current assets	812,010	592,570
Cash and investment held in Trust Account	72,420,843	-
Total assets	$73,232,853	$592,570

Liabilities and Shareholders’ Equity/(Deficit):
Current liabilities:
Accrued offering costs and expenses	$161,053	$196,806
Promissory note – related party	690,000	-
Due to related party	28,693	380,566
Total current liabilities	879,746	577,372
Deferred underwriting commission	2,415,000	-
Total liabilities	3,294,746	577,372

Commitments and Contingencies (See Note 6)
Temporary Equity:
Ordinary shares subject to possible redemption, 6,900,000 shares at redemption value of $10.50 per share as of September 30, 2023	72,420,843	-

Shareholders’ (Deficit)/Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 2,134,200 and 1,725,000 shares issued and outstanding at September 30, 2023 and December 31, 2022 respectively	214	173
Additional paid-in capital	-	24,827
Accumulated deficit	(2,482,950)	(9,802)
Total Shareholders’ (Deficit)/Equity	(2,482,736)	15,198
Total Liabilities and Shareholders’ (Deficit)/Equity	$73,232,853	$592,570

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2023 and 2022 (Unaudited)

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022

Formation and operating costs	$118,226	$-	$466,016	$-

Total expenses	$(118,226)	$-	$(466,016)	$-
Other income
Income earned on Trust Account	$604,781	$-	$2,178,843	$-
Net Income	$486,555	$-	$1,712,827	$-

Weighted average shares outstanding of redeemable ordinary shares	6,900,000	-	6,807,692	-
Basic and diluted net income per share, redeemable ordinary shares	$0.07	$-	$0.54	$-
Weighted average shares outstanding of non-redeemable ordinary shares	2,134,200	1,725,000	2,128,995	1,725,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.01)	$-	$(0.92)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

	Ordinary Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity/(deficit)
Balance as of December 31, 2021	1,725,000	$173	$24,827	$(9,018)	$15,982
Net income	-	-	-	-	-
Balance as of March 31, 2022	1,725,000	$173	$24,827	$(9,018)	$15,982
Net income	-	-	-	-	-
Balance as of June 30, 2022	1,725,000	$173	$24,827	$(9,018)	$15,982
Net income	-	-	-	-	-
Balance as of September 30, 2022	1,725,000	$173	$24,827	$(9,018)	$15,982

	Ordinary Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity/(deficit)

Balance as of December 31, 2022	1,725,000	$173	$24,827	$(9,802)	$15,198

Issuance of ordinary shares through public offering	6,000,000	600	59,999,400	-	60,000,000
Overallotment of ordinary shares	900,000	90	8,999,910	-	9,000,000
Issuance of ordinary shares for Private Units	370,500	37	3,704,963	-	3,705,000
Overallotment of Private Units	38,700	4	386,996	-	387,000
Sale of Unit Purchase Option	-	-	10,781	-	10,781
Underwriting discount	-	-	(1,612,500)	-	(1,612,500)
Deferred underwriting commission	-	-	(2,415,000)	-	(2,415,000)
Deduction for other offering costs	-	-	(865,199)	-	(865,199)
Initial measurement of ordinary shares subject to redemption under ASC 480-10-S99 against additional paid-in capital	(6,900,000)	(690)	(67,274,310)	-	(67,275,000)
Allocation of offering costs to ordinary shares subject to redemption	-	-	4,770,382	-	4,770,382
Accretion of carrying value of redeemable shares	-	-	(7,737,382)	-	(7,737,382)
Transfer of negative APIC to accumulated deficit	-	-	2,007,132	(2,007,132)	-
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	-	-	-	(732,242)	(732,242)
Net income	-	-	-	524,743	524,743
Balance as of March 31, 2023	2,134,200	$214	$-	$(2,224,433)	$(2,224,219)
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	-	-	-	(841,820)	(841,820)
Net income	-	-	-	701,529	701,529
Balance as of June 30, 2023	2,134,200	$214	$-	$(2,364,724)	$(2,364,510)
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	-	-	-	(604,781)	(604,781)
Net income	-	-	-	486,555	486,555
Balance as of September 30, 2023	2,134,200	$214	$-	$(2,482,950)	$(2,482,736)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2023 and 2022

(Unaudited)

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Cash Flows from Operating Activities:
Net income	$1,712,827	$-
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on Trust Account	(2,178,843)	-
Changes in current assets and liabilities:
Prepaid expenses	(57,418)	-
Accrued offering costs and expenses	186,099	-
Due to related party	2,764	-
Net cash used in operating activities	$(334,571)	$-

Cash Flows from Investing Activities:
Investment held in Trust Account at beginning	$(70,242,000)	$-
Proceeds from sale of investments in the Trust Account	71,915,996	-
Purchase of investments in the Trust Account	(71,915,996)	-
Net cash used in investing activities	$(70,242,000)	$-

Cash Flows from Financing Activities:
Proceeds from sale of ordinary shares	$69,000,000	$-
Proceeds from issuance of Private Units	4,092,000	-
Payment of underwriting discount	(1,612,500)	-
Proceeds from Unit Purchase Option	100	-
Payment to related party	(368,066)	-
Payment of offering costs	(478,423)	-
Net cash provided by financing activities	$70,633,111	$-

Net change in cash	$56,540	$-
Cash—beginning of the period	$-	$-
Cash—end of the period	$56,540	$-

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses	$3,640	$8,750
Offering costs paid by related party	$13,429	$49,994
Offering costs adjusted from prepaid expenses	$60	$-
Offering costs charged to APIC	$865,199	$-
Offering cost related to fair value of Unit Purchase Option net of proceeds	$10,681	$-
Extension deposit borrowed from Sponsor held by transfer agent	$690,000	$-
Allocation of offering costs to ordinary shares subject to redemption	$4,770,382	$-
Reclassification of ordinary shares subject to redemption	$67,274,310	$-
Remeasurement adjustment on ordinary shares subject to possible redemption	$7,737,382	$-
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	$2,178,843	$-
Deferred underwriting commission charged to APIC	$2,415,000	$-

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

As on September 30, 2023, and 2022, the Company had not commenced any operations. All activities for the period from September 15, 2021 (inception) through September 30, 2023, relate to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Alpha made Holding LP, a Delaware limited partnership (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on December 30, 2022 (the “Effective Date”). On January 4, 2023, the Company consummated the IPO of 6,000,000 units (the “Units”). Each Unit consists of one ordinary share of the Company, par value $0.0001 per share (the “Ordinary Shares”), one redeemable warrant (the “Warrants”) and one right (the “Rights”), with each Right entitling the holder thereof to receive one-tenth of one Ordinary Share upon the completion of an initial Business Combination, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $60,000,000. On January 6, 2023, Chardan Capital Markets, LLC exercised its over-allotment option (the “Overallotment”), which subsequently closed on January 9, 2023, to purchase an additional 900,000 Units at a public offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $9,000,000.

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

The Company will have until 12 months (or up to 18 months, if we extend the time to complete a Business Combination as described in our Registration Statement) from the closing of the IPO to consummate a Business Combination (the “Combination Period”) (Refer to Note 9 for Extension). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

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

Liquidity

As on September 30, 2023, the Company had a cash balance of $56,540 and had a working capital deficit of $67,736. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan funds to the Company as may be required but there is no guarantee that the Company will receive such funds. As on September 30, 2023, there was an amount of $690,000 outstanding as loan against a promissory note issued to the sponsor for extension of the period of business combination from October 4, 2023 to January 4, 2024. This amount was subsequently received and deposited into the Trust Account on October 5, 2023.

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

The accompanying unaudited condensed financial statements as of September 30, 2023, have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On September 30, 2023, the Company did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income/(Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income/(loss) per share is the same as basic income/(loss) per share for the period presented.

The net income/(loss) per share presented in the condensed statements of operations is based on the following:

	Three Months ended September 30, 2023	Three Months ended September 30, 2022	Nine months ended September 30,2023	Nine months ended September 30,2022

Net income	$486,555	$-	$1,712,827	$-
Income earned on Trust Account	(604,781)	-	(2,178,843)	-
Accretion of carrying value to redemption value	-	-	(7,737,382)	-
Net loss including accretion of equity into redemption value	$(118,226)	$-	$(8,203,398)	$-

	Three months ended September 30, 2023		Nine months ended September 30, 2023		Three months ended September 30, 2022	Nine months ended September 30, 2022
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable	Non-Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(90,297)	(27,929)	(6,249,095)	(1,954,303)	—	—
Income earned on Trust Account	604,781	—	2,178,843	—	—	—
Accretion of temporary equity to redemption value	—	—	7,737,382	—	—	—
Allocation of net income/(loss)	514,484	(27,929)	3,667,130	(1,954,303)	—	—

Denominators:
Weighted-average shares outstanding	6,900,000	2,134,200	6,807,692	2,128,995	1,725,000	1,725,000
Basic and diluted net income/(loss) per share	0.07	(0.01)	0.54	(0.92)	—	—

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023, 6,900,000 ordinary shares subject to possible redemption are presented at redemption value of $10.18 per share (plus any income earned on Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between the Public Shares, Public Warrants and Public Rights based on the relative fair values of the Public Shares, Public Warrants and Public Rights.

At September 30, 2023, the ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Rights	(621,000)
Proceeds allocated to Public Warrants	(1,104,000)
Allocation of offering costs related to redeemable shares	(4,770,382)
Plus:
Accretion of carrying value to redemption value	7,737,382
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	2,178,843
Ordinary shares subject to possible redemption	$72,420,843

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

Income earned from U.S. debt obligations held by the Trust Account is intended to qualify for the portfolio income exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial for the period from September 15, 2021 (inception) through September 30, 2023.

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

On September 27, 2023, AlphaTime Acquisition Corp., a Cayman Islands exempted company (the “Company”), notified American Stock Transfer & Trust Company, LLC, the trustee of the Company’s trust account (the “Trust Account”), that it was extending the time available to the Company to consummate its initial business combination from October 4, 2023, to January 4, 2024 (the “Extension”). The Extension is the first of up to three (3) three-month extensions permitted under the Company’s governing documents.

Pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association, on September 27, 2023, in connection with the Extension, the Company’s sponsor, Alphamade Holding LP, transferred an aggregate of $690,000   (the “Extension Payment”) into the Trust Account, on behalf of the Company, but this amount was held by stock transfer agent as on September 30, 2023 and was subsequently deposited into Trust Account on October 5, 2023. This deposit was made in respect of a non-interest-bearing loan to the Company (the “Loan”). If the Company completes an initial business combination by January 4, 2024, the outstanding principal amount of the Loan will be converted into shares of the Company’s ordinary shares. If the Company does not complete its initial business combination by January 4, 2024, the Company may only repay the Loan from funds held outside of the Trust Account. As on September 30, 2023, there was an amount of $690,000 outstanding as loans against a promissory note issued to the sponsor for extension of the period of business combination from October 4, 2023 to January 4, 2024 which were subsequently received and deposited into the Trust Account on October 5, 2023.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of September 30, 2023 and December 31, 2022, due to related party amounted to $28,693 and $380,566, respectively.

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

During the period from September 15, 2021 (inception) through September 30, 2023, a cash fee of $200,000 has been incurred as deferred offering costs for these services of which $160,000 has been paid by the Sponsor through December 31, 2022, and additional $40,000 was paid subsequently through nine months ended September 30, 2023.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $30,000 and $90,000 was recorded and paid for the three and nine months ended September 30, 2023 respectively.

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

Note 7 - Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023, and December 31, 2022, there were no preferred shares issued or outstanding.

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

As an effect of the above, the Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. Further, the shareholders also approved the amendment and restatement of the memorandum and articles of association filed with the Cayman Registrar.

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

Simultaneously, an amount of $352,350 due to related party was converted into over-allotment of Private Placement, and the underwriter deposited additional $34,650 on behalf of Sponsor for 17,325 Founder Shares for $2.00 per share which was sold by the Sponsor to underwriters. As a result, the Sponsor purchased an additional 38,700 Private Units, an aggregate of 409,200 units at a price of $10.00 per Private Placement Unit (an aggregate of $4,092,000). As of September 30, 2023, there were 2,134,200 ordinary shares issued and outstanding, excluding 6,900,000 shares subject to possible redemption. As of December 31, 2022, there were 1,725,000 ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$72,420,843	$72,420,843	$—	$—

The investment held in the Trust Account was previously invested in the U.S. Treasury Bill, classified as Level 2 security and matured on July 13, 2023. The proceeds from the matured U.S. Treasury Bill were then invested in the U.S. Treasury Money Market Fund, classified as Level 1 security. At September 30, 2023, the assets held in the Trust Account were fully invested in the U.S. Treasury Money Market Fund with the ending balance of $72,420,843.

Note 9 - Subsequent Events

The Company has evaluated subsequent events through November 8, 2023, which was the date these unaudited condensed financial statements were available for issuance and determined that there were no significant unrecognized events through that date except for the below:

On October 3, 2023, a press release was issued that the Company announced that on September 27, 2023, it notified the trustee of the Company’s trust account that it was extending the time available to the Company to consummate an initial business combination from October 4, 2023 to January 4, 2024 (the “Extension”). The Extension is the first extension of up to three extensions permitted under the Company’s governing documents. In connection with such Extension, Alphamade Holding LP (the “Sponsor”) transferred an aggregate of $690,000 into the Company’s trust account on September 27, 2023, on behalf of the Company, but this amount was held by stock transfer agent as on September 30, 2023 and was subsequently deposited into the Trust Account on October 5, 2023. This deposit was made in respect of a non-interest bearing loan to the Company (the “Loan”). If the Company completes an initial business combination by January 4, 2024, the outstanding principal amount of the Loan will be converted into shares of the Company’s ordinary shares. If the Company does not complete its initial business combination by January 4, 2024, the Company may only repay the Loan from funds held outside of the Trust Account.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to September 30, 2023, have been organizational activities and those necessary to consummate the Initial Public Offering (“IPO”), described below. Following our IPO, we will not generate any operating revenues until the completion of our initial business combination. We will generate non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net income of $486,555, which consists of loss of $118,226 derived from formation and operating costs offset by income earned on Trust Account of $604,781.

For the nine months ended September 30, 2023, we had a net income of $1,712,827 which consists of loss of $466,016 derived from formation and operating costs offset by income earned on Trust Account of $2,178,843.

For the three and nine months ended September 30, 2022, we had no income/(loss).

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

Following the closing of our IPO and the sale of over-allotment units, an aggregate of $70,242,000 ($10.18 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”). As of September 30, 2023, we had marketable securities held in the Trust Account of $72,420,843 consisting of securities held in a treasury trust fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less amounts released to us for taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. Through September 30, 2023, we did not withdraw any income earned on the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had a cash balance of $56,540 and a working capital deficit of approximately $67,736. Until the consummation of our IPO, our liquidity needs were satisfied through a capital contribution from our Sponsor of $25,000 to purchase the founder shares, and up to $300,000 in loans available from our Sponsor under an unsecured promissory note. As on September 30, 2023, there was an amount of $690,000 outstanding as loans against a promissory note issued to the sponsor for extension of the period of business combination from October 4, 2023 to January 4, 2024 which was subsequently deposited into the Trust Account. As of December 31, 2022, there were no borrowings outstanding under the promissory note. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

On September 27, 2023, AlphaTime Acquisition Corp., a Cayman Islands exempted company (the “Company”), notified American Stock Transfer & Trust Company, LLC, the trustee of the Company’s trust account (the “Trust Account”), that it was extending the time available to the Company to consummate its initial business combination from October 4, 2023, to January 4, 2024 (the “Extension”). The Extension is the first of up to three (3) three-month extensions permitted under the Company’s governing documents.

Pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association, on September 27, 2023, in connection with the Extension, the Company’s sponsor, Alphamade Holding LP, transferred an aggregate of $690,000 (the “Extension Payment”) into the Trust Account, on behalf of the Company, but this amount was held by stock transfer agent as on September 30, 2023 and was subsequently deposited into Trust Account on October 5, 2023. . This deposit was made in respect of a non-interest-bearing loan to the Company (the “Loan”). If the Company completes an initial business combination by January 4, 2024, the outstanding principal amount of the Loan will be converted into shares of the Company’s ordinary shares. If the Company does not complete its initial business combination by January 4, 2024, the Company may only repay the Loan from funds held outside of the Trust Account. As on September 30, 2023, there was an amount of $690,000 outstanding as loans against a promissory note issued to the sponsor for extension of the period of business combination from October 4, 2023 to January 4, 2024 which were subsequently received and deposited into the Trust Account on October 5, 2023.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of September 30, 2023 and December 31, 2022, the amount due to the related party was $28,693 and $380,566, respectively.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the initial business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $30,000 and $90,000 was recorded and paid for the three months and nine months ended September 30, 2023.

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

During the period from September 15, 2021 (inception) through September 30, 2023, a cash fee of $200,000 has been incurred as deferred offering costs for these services of which $160,000 has been paid by the Sponsor through December 31, 2022, and additional $40,000 was paid subsequently through nine months ended September 30, 2023.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to our IPO and that were charged to shareholders’ equity upon the completion of our IPO on January 4, 2023. As of September 30, 2023 and December 31, 2022, there were $0 and $584,518 offering costs.

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

As of September 30, 2023, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls.

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

November 13, 2023

ALPHATIME ACQUISITION CORP

By:	/s/ Dajiang Guo
Dajiang Guo
Chief Executive Officer (Principal Executive Officer)

