Form 10-K/A
period 2022-12-31
ALPHATIME ACQUISITION CORP
filed 2024-01-23
CIK 1889106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-41584

ALPHATIME ACQUISITION CORP

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 5th Avenue, Suite 938

New York, NY 10110

(Address of principal executive offices) (Zip Code)

(347) 627-0058

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one ordinary share, one redeemable warrant and one right	ATMCU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	ATMC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one ordinary share at an exercise price of $11.50 per share	ATMCW	The Nasdaq Stock Market LLC
Rights, each right entitling the holder thereof to one-tenth of one ordinary share	ATMCR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the Registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last day of the Registrant’s most recently completed second fiscal quarter was $0.00. The Registrant’s units began trading on December 30, 2022.

As of January 23, 2024, there were 6,873,426 ordinary shares, par value $0.0001 issued and outstanding.

Auditor Name	Auditor Location	Auditor Firm ID
UHY LLP	New York, New York	1195

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of AlphaTime Acquisition Corp (“AlphaTime”, “we”, “us” or “our”) for the year ended December 31, 2022, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2023 (the “Original Form 10-K”). The sole purpose of this Amendment is to add to Part II, Item 9A, “Controls and Procedures,” a statement reflecting the conclusion of our chief executive officer and chief financial officer that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2022. This statement was inadvertently omitted from the Original Form 10-K. The complete text of Part II, Item 9A, as amended and restated, is included in this Amendment.

In connection with the foregoing, and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, we are including the complete text of Part IV, Item 15, as amended and restated, in this Amendment, which reflects the filing of Exhibit 31.3 and Exhibit 31.4.

Other than with respect to the foregoing, this Amendment does not modify or update in any way the disclosures made in the Original Form 10-K. This Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with any of our filings made with the SEC subsequent to filing of the Original Form 10-K.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls & Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms because of a material weakness in the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

Page In Original Form 10-K
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from September 15, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Shareholder’s Equity for the year ended December 31, 2022 and for the period from September 15, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from September 15, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 30, 2022, by and between the Company and Chardan Capital Markets, LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
4.1	Rights Agreement, dated December 30, 2022, by and between the Company and American Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
4.2	Warrant Agreement, dated December 30, 2022, by and between the Company and American Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
4.3	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
4.4	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
4.5	Specimen Warrant Certificate. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
4.6	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 24, 2023).
10.1	Letter Agreement, dated December 30, 2022, by and among the Company, its executive officers, its directors and Alphamade Holding LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.2	Investment Management Trust Agreement, dated December 30, 2022, by and between the Company and American Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.3	Registration Rights Agreement, dated December 30, 2022, by and among the Company, Alphamade Holding, LP and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.4	Private Placement Unit Purchase Agreement, dated December 30, 2022, by and between the Company and Alphamade Holding LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.5	Units Purchase Option, dated December 30, 2022, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.6	Securities Escrow Agreement, dated December 30, 2022, by and among the Company, American Stock Transfer & Trust Company and the initial shareholders party thereto. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.7	Administrative Services Agreement, dated December 30, 2022, by and between the Company and Alphamade Holding, LP (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.9	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.10	Promissory Note, dated September 30, 2021, issued to Alphamade Holding LP (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022
10.11	Amended and Restated Promissory Note, dated November 23, 2021, issued to Alphamade Holding LP (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022.
10.12	Second Amended and Restated Promissory Note, dated January 26, 2022, issued to Alphamade Holding LP (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022

10.13	Third Amended and Restated Promissory Note, dated October 20, 2022, issued to Alphamade Holding LP ((incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 24, 2023).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 24, 2023).
31.3**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 24, 2023).
32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 24, 2023).
101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHATIME ACQUISITION CORP.

By:	/s/ Dajiang Guo
Name:	Dajiang Guo
Title:	Principal Executive Officer

Date: January 23, 2024

