Form 10-K
period 2023-12-31
ALPHATIME ACQUISITION CORP
filed 2024-04-15
CIK 1889106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2023

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

The aggregate market value of the Registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last day of the Registrant’s most recently completed second fiscal quarter was $75,869,496.

As of April 15, 2024, there were 6,873,426 ordinary shares, par value $0.0001 issued and outstanding.

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

As of December 31, 2023, and for the period from September 15, 2021 (inception) through December 31, 2023, the Company had not yet commenced any operations. All activity for the period from September 15, 2021 (inception) through December 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on December 30, 2022 (the “Registration Statement”). On January 4, 2023 the Company consummated the Initial Public Offering of 6,000,000 units (the “Units” and, with respect to the shares of ordinary shares included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $60,000,000. Unit consists of one ordinary share of the Company, par value $0.0001 per share (the “Ordinary Shares”), one redeemable warrant (the ‘Warrants”) and one right (the “Rights”), with each Right entitling the holder thereof to receive one-tenth of one Ordinary Share. Additionally, on January 6, 2023, the underwriters fully exercised the over-allotment option and the closing of the issuance and sale of the additional Units occurred on January 9, 2023. The total aggregate issuance by the Company of 900,000 Units at a price of $10.00 per Unit resulted in total gross proceeds of $9,000,000.

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

Of the proceeds the Company received from the Initial Public Offering and the sale of the Private Placement Units, $70,242,000 ($10.18 per public share) was deposited into a U.S.-based trust account at U.S. Bank with Equiniti Trust Company, acting as trustee, with approximately $1,725,000 being used to pay fees and expenses in connection with the closing of the Initial Public Offering, including underwriting commissions, and an estimated $600,000 being available for working capital following the Initial Public Offering. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations, the proceeds from the Initial Public Offering and the sale of the Private Placement Units that are deposited in the trust account will not be released from the trust account until the earliest to occur of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 9 months from the closing of this offering (or up to 18 months, if we extend the time to complete a business combination) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (c) the redemption of our public shares if we are unable to complete our business combination within 9 months from the closing of this offering (or up to 18 months, if we extend the time to complete a business combination), subject to applicable law and/or additional extensions.

On September 27, 2023, the Company extended the time to complete its initial business combination from October 4, 2023 to January 4, 2024 by depositing an aggregate of $690,000 into the Trust Account. In connection with this extension, on September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, is payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination.

At an extraordinary general meeting of shareholders held on December 28, 2023 (the “Meeting”), the Company adopted the Company’s Third Amended and Restated Memorandum and Articles of Association (the “Third Amended and Restated Memorandum and Articles of Association”) reflecting the extension of the date by which the Company must consummate a business combination from January 4, 2024 (the “Termination Date”) up to ten (10) times, the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each (each an “Extension”) up to January 4, 2025 (i.e., for a period of time ending up to 24 months after the consummation of its Initial Public Offering for a total of twelve (12) months after the Termination Date (assuming a business combination has not occurred). The Company also entered into an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated as of December 30, 2022, with Equiniti Trust Company, LLC (as amended, the “Trust Agreement”). Pursuant to the Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Termination Date up to ten (10) times, with the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each from the Termination Date, or extended date, as applicable, to January 4, 2025 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account $55,000 for each monthly extension (the “Extension Payment”) until January 4, 2025 (assuming a business combination has not occurred) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

In connection with the shareholders’ vote at the Meeting, holders of 2,160,774 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $23,302,146 (approximately $10.78 per share) was removed from the Trust Account to pay such holders and approximately $51,108,602 remains in the Trust Account. Following the Redemption, the Company has 6,873,426 ordinary shares outstanding.

In connection with this extension, on December 28, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $660,000 which shall be payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination. On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. On April 4, 2024, the Company deposited $55,000 into the Trust Account to extend the deadline to complete the business combination from April 4, 2024 to May 4, 2024.

On January 5, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, HCYC Holding Company, a Cayman Islands exempted company (“PubCo”), ATMC Merger Sub 1 Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub 1”), ATMC Merger Sub 2 Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub 2”), and HCYC Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub 3”, and together with PubCo, Merger Sub 1 and Merger Sub 2, the “Acquisition Entities”), and HCYC Group Company Limited, Cayman Islands exempted company (“HCYC” or the “Company”).

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination”) by which (i) the Company will merge with and into Merger Sub 1, with the Company surviving such merger; (ii) the Company will merge with and into Merger Sub 2, with Merger Sub 2 surviving such merger; and (iii) HCYC will merge with and into Merger Sub 3, with HCYC surviving such merger (collectively, the “Mergers”). The Merger Agreement and the Mergers were unanimously approved by the boards of directors of each of the Company and HCYC.

The Business Combination is expected to be consummated after obtaining the required approval by the shareholders of the Company and HCYC and the satisfaction of certain other customary closing conditions.

Pursuant to the Merger Agreement, the Pre-Closing Company Shareholders (as defined in the Merger Agreement) are entitled to receive their Pro Rata Portion (as defined in the Merger Agreement) of up to 1,500,000 PubCo Ordinary Shares in the manner described in the Merger Agreement.

The Merger Agreement contains certain covenants, including, among other things, providing for (i) the parties to conduct their respective business in the ordinary course through the Closing; (ii) the parties to not initiate any negotiations or enter into any agreements for certain transactions; (iii) the Company, PubCo and HCYC to jointly prepare and the Company and HCYC to jointly file a registration statement (the “Registration Statement”) and take certain other actions to obtain the approval of the Mergers from the shareholders of the Companyand (iv) the parties to use reasonable best efforts to consummate and implement the Mergers.

Transaction Financing

Pursuant to the Merger Agreement, the parties intend to solicit, negotiate and enter into, and include covenants related to, the conduct by the Company and HCYC to use their commercially reasonable efforts to enter into PIPE Investments (as defined in the Merger Agreement) of at least $3,750,000.

Concurrently with the execution of the Merger Agreement, HCYC also entered into a support agreement (the “Shareholder Support Agreement”) with a certain HCYC shareholder (the “Supporting Shareholder”) with respect to the shares of HCYC currently owned by the Supporting Shareholder. The Shareholder Support Agreement provides that the Supporting Shareholder will appear at shareholders meetings of HCYC and vote, consent or approve the Merger Agreement and the Mergers, whether at a shareholder meeting of HCYC or by written consent. It further provides that the Supporting Shareholder will vote against (or act by written consent against) any alternative proposals or actions that would impede, interfere with, delay, postpone or adversely affect the Merger or any of the Mergers.

Concurrently with the execution of the Merger Agreement, the Company entered into a support agreement (the “Sponsor Support Agreement”) with certain holders (the “Founder Shareholders”) of the Company’s ordinary shares (the “Founder Shares”) with respect to Founder Shares of currently owned by the Founder Shareholders. The Sponsor Support Agreement provides that the Founder Shareholders will appear at shareholders meetings of the Company and vote, consent or approve the Merger Agreement and the Mergers, whether at a shareholder meeting of the Company or by written consent. It further provides that the Founder Shareholders will vote against (or act by written consent against) any alternative proposals or actions that would impede, interfere with, delay, postpone or adversely affect the Merger or any of the Mergers.

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

There are no restrictions on the geographic location of targets we can pursue, although we intend to initially prioritize Asia. In particular, we intend to focus our search for a Business Combination on private companies in Asia that have compelling economics and clear paths to positive operating cash flow, significant assets, and successful management teams that are seeking access to the U.S. public capital markets. However, we will not consummate our Business Combination with an entity or business with China operations consolidated through a VIE structure.

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

Business Combination

We will have up to 9 months from the closing of our Initial Public Offering to consummate a Business Combination (or up to 18 months, if we extend the time to complete a business combination). On September 27, 2023, the Company extended the time to complete its initial business combination from October 4, 2023 to January 4, 2024 by depositing an aggregate of $690,000 into the Trust Account. In connection with this extension, on September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, is payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination. At an extraordinary general meeting of shareholders held on December 28, 2023 (the “Meeting”), the Company adopted the Company’s Third Amended and Restated Memorandum and Articles of Association (the “Third Amended and Restated Memorandum and Articles of Association”) reflecting the extension of the date by which the Company must consummate a business combination from January 4, 2024 (the “Termination Date”) up to ten (10) times, the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each (each an “Extension”) up to January 4, 2025 (i.e., for a period of time ending up to 24 months after the consummation of its Initial Public Offering for a total of twelve (12) months after the Termination Date (assuming a business combination has not occurred). The Company also entered into an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated as of December 30, 2022, with Equiniti Trust Company, LLC (as amended, the “Trust Agreement”). Pursuant to the Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Termination Date up to ten (10) times, with the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each from the Termination Date, or extended date, as applicable, to January 4, 2025 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account $55,000 for each monthly extension (the “Extension Payment”) until January 4, 2025 (assuming a business combination has not occurred) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination. On April 4, 2024, the Company deposited $55,000 into the Trust Account to extend the deadline to complete the business combination from April 4, 2024 to May 4, 2024. However, if we anticipate that we may not be able to consummate our Business Combination within 18 months, we may, by resolution of our Board (the “Board”), if requested by our sponsor, extend the period of time we will have to consummate a Business Combination up to an additional eight (8) times, each by an additional one (1) month (for a total of up to 24 months from the closing of our Initial Public Offering), provided that, pursuant to the terms of our Third Amended and Restated Memorandum and Articles of Association and the Trust Agreement entered into between us and American Stock Transfer & Trust Company, in order for the time available for us to consummate our Business Combination to be extended, our sponsor or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $55,000 for each extension, on or prior to the date of the applicable deadline. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension. In the event that our sponsor elects to extend the time to complete a business combination, pay the additional amounts per each extension, and deposit the applicable amount of money into trust, the sponsor will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit and payment that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. In the event that we receive notice from our sponsor five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our Business Combination. To the extent that some, but not all, of our sponsor’s affiliates or designees, decide to extend the period of time to consummate our Business Combination, such affiliates or designees may deposit the entire amount required. If we are unable to consummate our Business Combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the private units will expire and be worthless.

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

In addition, we may be required to obtain additional financing in connection with the closing of our Business Combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our founders is required to provide any financing to us in connection with or after our Business Combination. We may also obtain financing prior to the closing of our Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our Business Combination. Our Third Amended and Restated Memorandum and Articles of Association provides that, following our Initial Public Offering and prior to the consummation of our Business Combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any Business Combination or (b) to approve an amendment to our Third Amended and Restated Memorandum and Articles of Association to (x) extend the time we have to consummate a business combination beyond 9 months from the closing of our Initial Public Offering (or up to 18 months, if we extend the time to complete a business combination as described in our Registration Statement) or (y) amend the foregoing provisions, unless (in connection with any such amendment to our Third Amended and Restated Memorandum and Articles of Association) we offer our public shareholders the opportunity to redeem their public shares.

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

Our Third Amended and Restated Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

Periodic Reporting and Financial Information

Our units, Ordinary Shares, warrants and rights are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Risk Factors Summary

We are a blank check company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company.

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

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination

We are a blank check company formed as a Cayman Islands exempted company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company formed as a Cayman Islands exempted company with no operating results, and we did not commence operations until obtaining funding through our Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, we had a working capital deficiency of $1,480,801. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our Initial Public Offering are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to consummate our Initial Public Offering or our inability to continue as a going concern.

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

As a result, in addition to our initial shareholders’ founder shares, we would need 1,711,714, or 33.2%, of the 5,148,426 public shares sold in our Initial Public to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Our founder shares and private shares will represent 31.1% of our outstanding ordinary shares immediately following the completion of our Initial Public Offering. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our founders agreed to vote their founder shares and private shares in accordance with the majority of the votes cast by our public shareholders.

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

We will have up to 9 months (or up to 18 months subject to extensions) from the closing of our Initial Public Offering to consummate an initial business combination. On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. On April 4, 2024, the Company deposited $55,000 into the Trust Account to extend the deadline to complete the business combination from April 4, 2024 to May 4, 2024. However, if we anticipate that we may not be able to consummate our initial business combination within the deadline, we may, by resolution of our Board, if requested by our sponsor, extend the period of time we will have to consummate an initial business combination up to eight (8) times, each by an additional one (1) month (for a total of up to 24 months from the closing of our Initial Public Offering), provided that, pursuant to the terms of our Third Amended and Restated Memorandum and Articles of Association and the Trust Agreement in order for the time available for us to consummate our initial business combination to be extended, our sponsor or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $55,000 per each month in an extension for each extension, on or prior to the date of the applicable deadline. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension.

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

Our Third Amended and Restated Memorandum and Articles of Association provides that we must complete our initial business combination within 9 months from the closing of our Initial Public Offering, or we may, but are not obligated to, extend the period of time to consummate our business combination up to three times by an additional three months each time, for a total of up to 18 months (as further described in our Registration Statement). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, COVID-19 in the U.S. and globally may grow or resurge and while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meeting with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.18 per share or less in certain circumstances, and our warrants and our rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.18 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.18 per share” and other risk factors in this section.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those public shares that such shareholder properly elected to redeem, subject to the limitations described in our Registration Statement, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Third Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 9 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 18 months from the closing of our Initial Public Offering (as further described in our Registration Statement) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 9 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 18 months from the closing of our Initial Public Offering (as further described in our Registration Statement), subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 9 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 18 months from the closing of our Initial Public Offering (as further described in our Registration Statement) for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public shareholders may be forced to wait beyond the 9 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, beyond the 18 months from the closing of our Initial Public Offering (as further described in our Registration Statement) before they receive funds from our trust account. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, warrants or rights, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the private units are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the successful completion of our Initial Public Offering and the sale of the private units and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Third Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares.” However, our Third Amended and Restated Memorandum and Articles of Association does not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your share in open market transactions, potentially at a loss.

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

Our Third Amended and Restated Memorandum and Articles of Association does not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our founders, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

We may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our Third Amended and Restated Memorandum and Articles of Association, be permitted to complete our business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Of the net proceeds from our Initial Public Offering and the sale of the private units, after taking into account the Redemptions, up to $51,108,602 will be available to complete our business combination and pay related fees and expenses (which includes up to approximately $2,415,000 for the payment of deferred underwriting commissions).

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

Our Third Amended and Restated Memorandum and Articles of Association authorizes the issuance of up to 200,000,000 ordinary shares, par value $0.0001 per share and 1,000,000 preferred shares, par value $0.0001 per share. There are 6,873,426 ordinary shares issued and outstanding. There are 193,126,574 unissued ordinary shares, respectively, available for issuance, which amount does not take into account the ordinary shares reserved for issuance upon exercise of any outstanding warrants or rights. There are no preferred shares issued and outstanding.

We may issue a substantial number of additional ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our Third Amended and Restated Memorandum and Articles of Association provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). However, our Third Amended and Restated Memorandum and Articles of Association provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital share that would entitle the holders thereof to: (i) receive funds from the trust account; or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated articles of association to (x) extend the time we have to consummate a business combination beyond 9 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, beyond 18 months from the closing of our Initial Public Offering (as further described in our Registration Statement), or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated articles of association) we offer our public shareholders the opportunity to redeem their public shares. These provisions of our Third Amended and Restated Memorandum and Articles of Association, like all provisions of our Third Amended and Restated Memorandum and Articles of Association, may be amended with the approval of our shareholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Third Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 9 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 18 months from the closing of our Initial Public Offering (as further described in our Registration Statement) or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

In order to complete our initial business combination, we may seek to amend our Third Amended and Restated Memorandum and Articles of Association or other governing instruments, including our warrant agreement or rights agreement, in a manner that will make it easier for us to complete our initial business combination but that our shareholders, warrant holders or rights holders may not support.

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

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties, including our founders’ affiliates. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Third Amended and Restated Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

The provisions of our Third Amended and Restated Memorandum and Articles of Association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of two-thirds of our ordinary shares, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Third Amended and Restated Memorandum and Articles of Association and the Trust Agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our Third Amended and Restated Memorandum and Articles of Association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by holders of two-thirds of our ordinary shares entitled to vote thereon, and corresponding provisions of the Trust Agreement governing the release of funds from our trust account may be amended if approved by holders of two-thirds of our ordinary shares entitled to vote thereon. In all other instances, our Third Amended and Restated Memorandum and Articles of Association may be amended by holders representing two-thirds of our outstanding ordinary shares entitled to vote thereon, subject to applicable provisions of the Companies Act or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our Third Amended and Restated Memorandum and Articles of Association or in our initial business combination. Our founders, who will collectively beneficially own up to 20% of our ordinary shares upon the closing of our Initial Public Offering will participate in any vote to amend our Third Amended and Restated Memorandum and Articles of Association and/or Trust Agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Third Amended and Restated Memorandum and Articles of Association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Third Amended and Restated Memorandum and Articles of Association.

Our initial shareholders have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our Third Amended and Restated Memorandum and Articles of Association (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 9 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 18 months from the closing of our Initial Public Offering (as further described in our Registration Statement), or (ii) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our founders. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our founders for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our founders own founder shares representing 25% of our issued and outstanding ordinary shares (excluding the private shares and shares underlying the UPO). In connection with the closing of our Initial Public Offering, we issued 409,200 private units. In addition, if our founders or their designated parties make any working capital loans, up to $300,000 of such loans may be converted into working capital units, at the price of $10.00 per unit at the option of the lenders. Such working capital units would be identical to the private units sold in the private placement. Accordingly, our founders along with any designated parties may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Third Amended and Restated Memorandum and Articles of Association and approval of major corporate transactions. If our founders purchase any units in our Initial Public Offering or if they purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our Board, whose members were elected by certain of our initial shareholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. There is no requirement under the Companies Act for us to hold annual or general meetings to elect directors. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our business combination.

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

However, since there has been limited implementation guidance provided with respect to such regulations, the relevant government agency might apply them to a business combination effected through contractual arrangements. If such an agency determines or interprets that such an application should have been made or that our potential future target businesses are otherwise in violation of local laws or regulations, consequences may include confiscating relevant income and levying fines and other penalties, revoking business and other licenses, requiring restructure of ownership or operations, requiring discontinuation or restriction of the operations of any portion or all of the acquired business, restricting or prohibiting our use of the proceeds of our Initial Public Offering to finance our businesses and operations and imposing conditions or requirements with which we or potential future target businesses may not be able to comply, and we could be unable to assert our contractual control rights over the assets of the post-combination target company, which could cause the value of our ordinary shares may depreciate significantly or become worthless. These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under local laws and regulations. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore, these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under local law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to offset the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination..

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

As of the date of this Form 10-K, there have not been any capital contribution or shareholder loans by us to any PRC entities, we do not yet have any subsidiaries, and (except as described in this Form 10-K), we have not received, declared or made any dividends or distributions.

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

Our corporate affairs are governed by our Third Amended and Restated Memorandum and Articles of Association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Third Amended and Restated Memorandum and Articles of Association to modify (A) the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 9 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our business combination, within 18 months from the closing of our Initial Public Offering (as further described in this Form 10-K) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent a business combination, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.18 per share on the liquidation of our trust account and our warrants and rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.18 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.18 per share” and other risk factors in this section.

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

Provisions in our Third Amended and Restated Memorandum and Articles of Association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our ordinary shares and could entrench management.

Our Third Amended and Restated Memorandum and Articles of Association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered Board and the ability of the Board to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

ITEM 1C. CYBERSECURITY

None.

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

Holders

As of December 31, 2023, we had 3 holder of record of our ordinary shares, 2 holders of record of our units, 1 holder of record of our rights and 1 holders of record of our warrants.

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

3 NTD: to be confirmed by AST.

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

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $1,725,000 in the aggregate upon the closing of the Initial Public Offering.

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

Repurchases

None.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to December 31, 2023, have been organizational activities and those necessary to consummate the Initial Public Offering (“IPO”), described below, and the search for a business combination target. Following our IPO, we did not generate any operating revenues until the completion of our initial business combination. We generate non-operating income in the form of interest and dividend income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net income of $1,941,118, which consists of income earned on Trust Account of $3,130,199 offset by loss of $1,189,081 derived from formation and operating costs.

For the year ended December 31, 2022, we had a loss of $784 derived from formation and operating costs.

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

Following the closing of our IPO and the sale of over-allotment units, an aggregate of $70,242,000 ($10.18 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”). As of December 31, 2023, we had marketable securities held in the Trust Account of $74,062,199 consisting of securities held in a treasury money market fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account (less amounts released to us for taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest and dividend income to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest and dividend income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. Through December 31, 2023, we did not withdraw any income earned on the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had a cash balance of $15,054 and a working capital deficit of $1,480,801. Until the consummation of our IPO, our liquidity needs were satisfied through a capital contribution from our Sponsor of $25,000 to purchase the founder shares, and up to $690,000 in loans available from our Sponsor under an unsecured promissory note. As on December 31, 2023, there was an amount of $690,000 outstanding as loans against a promissory note issued to the Sponsor for extension of the period of business combination from October 4, 2023 to January 4, 2024 which was subsequently deposited into the Trust Account. As of December 31, 2022, there were no borrowings outstanding under the promissory note. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our founders or an affiliate of our founders may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we will repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $690,000 of such loans may be convertible into working capital units, at a price of $10.00 per unit at the option of the lender. The working capital units would be identical to the private units, each consisting of one ordinary share, one private warrant and one right with the same exercise price, exercisability and exercise period, subject to similar limited restrictions as compared to the units sold in our IPO. The terms of such loans by our founders or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our founders or an affiliate of our founders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account, but in the event that we seek loans from any third parties, we will obtain a waiver against any and all rights to seek access to funds in our trust account.

Pursuant to the extension amendment approved by the shareholders by special resolution at the meeting on December 28, 2023, the Company has adopted the Company’s Third Amended and Restated Memorandum and Articles of Association, reflecting the extension of the date by which the Company must consummate a business combination from January 4, 2024, (the “Termination Date”) up to ten (10) times, with the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each upto January 4, 2025, by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the trust account (the “Trust Account”) $55,000 for each monthly extension (the “Extension Payment”) up to January 4, 2025 (i.e., for a period of time ending up to 24 months after the consummation of its initial public offering) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

In connection with the shareholders’ vote at the meeting on December 28, 2023, 2,160,774 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $23,302,146 (approximately $10.78 per share) will be removed from the Trust Account to pay such holders and approximately $51,108,602 will remain in the Trust Account. Following the redemptions, the Company will have 6,873,426 ordinary shares outstanding.

On January 5, 2024, AlphaTime Acquisition Corp entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among AlphaTime, HCYC Holding Company (“PubCo”), ATMC Merger Sub 1 Limited (“Merger Sub 1”), ATMC Merger Sub 2 Limited (“Merger Sub 2”), and HCYC Merger Sub Limited (“Merger Sub 3”, and together with PubCo, Merger Sub 1 and Merger Sub 2, the “Acquisition Entities”), and HCYC Group Company Limited, Cayman Islands exempted company (“HCYC”). Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction by which (i) AlphaTime will merge with and into Merger Sub 1, with AlphaTime surviving such merger; (ii) AlphaTime will merge with and into Merger Sub 2, with Merger Sub 2 surviving such merger; and (iii) HCYC will merge with and into Merger Sub 3, with HCYC surviving such merger (collectively, the “Mergers”). The Merger Agreement and the Mergers were unanimously approved by the boards of directors of each of AlphaTime and HCYC. The Business Combination is expected to be consummated after obtaining the required approval by the shareholders of AlphaTime and HCYC and the satisfaction of certain other customary closing conditions.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statement does not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time. Moreover, management’s plans to consummate the initial business combination may not be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of the IPO and the sale of the Private Placement Units held in the Trust Account are invested in U.S. government treasury securities with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association, on September 27, 2023, in connection with the Extension, the Company’s sponsor, Alphamade Holding LP, transferred an aggregate of $690,000 (the “Extension Payment”) into the Trust Account, on behalf of the Company, and was subsequently deposited into Trust Account on October 5, 2023. This deposit was made in respect of a non-interest-bearing loan to the Company (the “Loan”). If the Company completes an initial business combination by January 4, 2024, the outstanding principal amount of the Loan will be converted into shares of the Company’s ordinary shares. If the Company does not complete its initial business combination by January 4, 2024, the Company may only repay the Loan from funds held outside of the Trust Account. As on December 31, 2023, there was an amount of $690,000 outstanding as loans against a promissory note.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of December 31, 2023 and 2022, the amount due to the related party was $199,318 and $380,566, respectively.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the initial business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $120,000 was recorded for the year ended December 31, 2023.

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

During the period from September 15, 2021 (inception) through December 31, 2023, a cash fee of $200,000 has been incurred as deferred offering costs for these services of which $160,000 has been paid by the Sponsor through December 31, 2022, and additional $40,000 was paid subsequently during the year ended December 31, 2023.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption of $10.18 per share (plus any income earned from Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that were directly related to our IPO and that were charged to shareholders’ equity upon the completion of our IPO on January 4, 2023. As of December 31, 2023 and December 31, 2022, there were $0 and $584,518 offering costs.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our President and our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Xinfeng Feng	42	Chairwoman of the Board of Directors
Dajiang Guo	55	Chief Executive Officer
Jichuan Yang	59	Chief Financial Officer
Li Wei	53	Independent Director
Wen He	56	Independent Director
Michael L Coyne	34	Independent Director

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

Number and Terms of Office of Officers and Directors

We have four directors as of December 31, 2023. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Xinfeng Feng and Wen He, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Dajiang Guo and Li Wei, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Michael L. Coyne and Jichuan Yang, will expire at the third annual meeting of shareholders. There is no requirement under the Companies Act for us to hold annual or general meetings to elect directors. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Third Amended and Restated Memorandum and Articles of Association as it deems appropriate. Our Third Amended and Restated Memorandum and Articles of Association provide that our officers may consist of one or more Chairmen of the Board, one or more Chief Executive Officers, a President, a Chief Financial Officer, Vice Presidents, Secretary, Treasurer, Assistant Secretary, and such other offices as may be determined by the board of directors.

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

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our Third Amended and Restated Memorandum and Articles of Association.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our business combination. Our Third Amended and Restated Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our Third Amended and Restated Memorandum and Articles of Association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our Third Amended and Restated Memorandum and Articles of Association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our Third Amended and Restated Memorandum and Articles of Association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

The following table is based on 6,873,426 ordinary shares outstanding at April 15, 2024. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Share
Alphamade Holding LP (2)	1,725,000	25.0%
Xinfeng Feng(2)	1,725,000	25.0%
Dajiang Guo	—	—
Jichuan Yang	—	—
Li Wei	—	—
Wen He	—	—
Michael L. Coyne	—	—
All executive officers and directors as a group (6 individuals)	1,725,000	25.0%
Space Summit Capital, LLC (3)	475,000	6.9%
Glazer Capital, LLC	585,000	8.5%
ATW SPAC Management, LLC	438,093	6.4%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o AlphaTime Acquisition Corp, 500 Fifth Avenue, Suite 938, New York, NY 10110.

(2)	Our sponsor is the record holder of founder shares reported herein. Ms. Feng is the sole director and shareholder of Doreen International Limited, which owns 60% of the sponsor entity.

(3)	According to a Schedule 13G filed with the SEC on January 4, 2023, Space Summit Capital, LLC owns 475,000 ordinary shares.

(4)	According to a Schedule 13G filed with the SEC on February 14, 2023, Glazer Capital, LLC owns 585,000 ordinary shares.

(5)	According to a Schedule 13G filed with the SEC on February 14, 2023, ATW SPAC Management, LLC owns 483,093 ordinary shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On September 28, 2021, our sponsor acquired 1,437,500 founder shares for an aggregate purchase price of $25,000. On January 8, 2022, our sponsor acquired an additional 287,500 founder shares for no additional consideration, resulting in our sponsor holding an aggregate of 1,725,000 founder shares. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent approximately 20% of the outstanding shares upon completion of this offering (excluding the private shares and shares underlying the UPO). Concurrent with the closing of the Initial Public Offering, our Sponsor sold to Chardan or its designees 132,825 of these founder shares at a purchase price of $2.00 per share and an aggregate purchase price of $265,650.

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

Service Arrangements

On December 30, 2022, we entered into an administrative services agreement with our Sponsor, pursuant to which the Sponsor agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor $10,000 per month for such administrative services. For the period from September 15, 2021 (inception) through December 31, 2023, the Company incurred and paid $0 in such fees.

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

On September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, which was used to fund the first extension of the time to complete the business combination.

On December 28, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $660,000.00 which was used to fund the second extension of the time to complete the business combination

Registration Rights

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

Our Sponsor, under which the sponsor may loan us funds up to $300,000 for a portion of the expenses of our initial public offering. As of December 31, 2023, there were no borrowings outstanding under the promissory note. These loans would be non-interest bearing, unsecured and are due at the earlier of December 31, 2023.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid UHY LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and for the year ended December 31, 2022 total approximately $117,989 and $28,686 respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay UHY for professional services rendered for audit-related fees for the year ended December 31, 2023, and approximately $60,931 for the year ended December 31, 2022.

Tax Fees. We did not pay UHY for tax planning and tax advice for the year ended December 31, 2023 and for the year ended December 31, 2022.

All Other Fees. We did not pay UHY for other services for the year ended December 31, 2023 and for the year ended December 31, 2022.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 30, 2022, by and between the Company and Chardan Capital Markets, LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 7, 2022)
2.1	Agreement and Plan of Merger, dated as of January 5, 2024, by and among AlphaTime Acquisition Corp, HCYC Holding Company, HCYC Group Company Limited and the additional parties thereto.(incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2024).
3.2	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
3.3	Form of Third Amended and Restated Memorandum and Articles of Association, adopted on December 28, 2023. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
4.1	Rights Agreement, dated December 30, 2022, by and between the Company and American Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
4.2	Warrant Agreement, dated December 30, 2022, by and between the Company and American Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
4.3	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
4.4	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
4.5	Specimen Warrant Certificate. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
4.6	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2023).
10.1	Letter Agreement, dated December 30, 2022, by and among the Company, its executive officers, its directors and Alphamade Holding LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.2	Investment Management Trust Agreement, dated December 30, 2022, by and between the Company and American Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.3	Registration Rights Agreement, dated December 30, 2022, by and among the Company, Alphamade Holding, LP and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.4	Private Placement Unit Purchase Agreement, dated December 30, 2022, by and between the Company and Alphamade Holding LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.5	Units Purchase Option, dated December 30, 2022, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.6	Securities Escrow Agreement, dated December 30, 2022, by and among the Company, American Stock Transfer & Trust Company and the initial shareholders party thereto. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.7	Administrative Services Agreement, dated December 30, 2022, by and between the Company and Alphamade Holding, LP (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.9	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.10	Promissory Note, dated September 30, 2021, issued to Alphamade Holding LP (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022
10.11	Amended and Restated Promissory Note, dated November 23, 2021, issued to Alphamade Holding LP (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022.
10.12	Second Amended and Restated Promissory Note, dated January 26, 2022, issued to Alphamade Holding LP (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022
10.13	Third Amended and Restated Promissory Note, dated October 20, 2022, issued to Alphamade Holding LP ((incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
10.14	Amendment to the Investment Management Trust Agreement, dated December 28, 2023, by and between AlphaTime Acquisition Corp and Equiniti Trust Company, LLC.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.15

Shareholder Support Agreement dated as of January 5, 2024, by and among AlphaTime Acquisition Corp, HCYC Group Company Limited and the additional parties thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2024).

10.16

Sponsor Support Agreement dated as of January 5, 2024, by and among AlphaTime Acquisition Corp,, HCYC Holding Company, AlphaMade Holding LP and the additional parties thereto. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2024).

21.1*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Cayman Islands, on the 15th day of April, 2024.

ALPHATIME ACQUISITION CORP

By:	/s/ Dajiang Guo
Name:	Dajiang Guo
Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Dajiang Guo	Principal Executive Officer and Director	April 15, 2024
Dajiang Guo	(Principal Executive Officer)

/s/ Jichuan Yang	Principal Financial Officer	April 15, 2024
Jichuan Yang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Xinfeng Feng	Chairwoman	April 15, 2024
Xinfeng Feng

Page

Part I.	Financial Information	F-1

	Report of Independent Registered Public Accounting Firm (PCAOB #1195)	F-2
Item 1.	Financial Statements	F-1

	Balance Sheets as of December 31, 2023, and 2022	F-3

	Statements of Operations for the years ended December 31, 2023 and 2022	F-4

	Statements of Changes in Shareholders’ (Deficit)/Equity for the years ended December 31, 2023 and 2022	F-5

	Statements of Cash Flows for the years ended December 31, 2023 and 2022	F-6

	Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Alpha Time Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AlphaTime Acquisition Corp (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in shareholders’ (deficit)/equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared to assume the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and the Company’s cash and working capital are not sufficient to complete its planned activities one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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

New York, New York

April 15, 2024

ALPHATIME ACQUISITION CORP

BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets:
Current assets:
Cash	$15,054	$--
Prepaid expenses	43,052	8,052
Deferred offering costs	-	584,518
Total current assets	58,106	592,570
Investment held in Trust Account	74,062,199	-
Total assets	$74,120,305	592,570
Liabilities and Shareholders’ (Deficit)/Equity:
Current liabilities:
Accrued offering costs and expenses	$649,589	$196,806
Promissory note – related party	690,000	-
Due to related party	199,318	380,566
Total current liabilities	1,538,907	577,372
Deferred underwriting commission	2,415,000	-
Total liabilities	3,953,907	577,372
Commitments and Contingencies
Temporary Equity:
Ordinary shares subject to possible redemption, 6,900,000 shares at redemption value of $10.73 per share as of December 31, 2023	74,062,199	-

Shareholders’ (Deficit)/ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 2,134,200 and 1,725,000 shares issued and outstanding at December 31, 2023, and 2022 respectively	214	173
Additional paid-in capital	-	24,827
Accumulated deficit	(3,896,015)	(9,802)
Total Shareholders’ (Deficit)/Equity	(3,895,801)	15,198
Total Liabilities and Shareholders’ (Deficit)/Equity	$74,120,305	$592,570

The accompanying notes are an integral part of these financial statements.

ALPHATIME ACQUISITION CORP

STATEMENTS OF OPERATIONS

For the years ended December 31, 2023 and 2022

	For the year ended December 31, 2023	For the year ended December 31, 2022

Formation and operating costs	$1,189,081	$784

Total Expenses	$(1,189,081)	$(784)
Other income
Income earned on Trust Account	3,130,199	-
Net income/(loss)	$1,941,118	$(784)

Weighted average shares outstanding of redeemable ordinary shares	6,830,959	-
Basic and diluted net income per share, redeemable ordinary shares	$0.62	$-
Weighted average shares outstanding of non-redeemable ordinary shares	2,130,307	1,725,000
Basic and diluted net loss per share, non-redeemable ordinary shares	(1.07)	(0.00)

The accompanying notes are an integral part of these financial statements.

ALPHATIME ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY

For the years ended December 31, 2023 and 2022

	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ (deficit)/equity
Balance as of December 31, 2021	1,725,000	$173	$24,827	$(9,018)	$15,982
Net loss	-	-	-	(784)	(784)
Balance as of December 31, 2022	1,725,000	$173	$24,827	$(9,802)	$15,198

Issuance of ordinary shares through public offering	6,000,000	600	59,999,400	-	60,000,000
Overallotment of ordinary shares	900,000	90	8,999,910	-	9,000,000
Issuance of ordinary shares for Private Units	370,500	37	3,704,963	-	3,705,000
Overallotment of Private Units	38,700	4	386,996	-	387,000
Sale of Unit Purchase Option	-	-	10,781	-	10,781
Underwriting discount	-	-	(1,612,500)	-	(1,612,500)
Deferred underwriting commission	-	-	(2,415,000)	-	(2,415,000)
Deduction for other offering costs	-	-	(865,199)	-	(865,199)
Initial measurement of ordinary shares subject to redemption under ASC 480-10-S99 against additional paid-in capital	(6,900,000)	(690)	(67,274,310)	-	(67,275,000)
Allocation of offering costs to ordinary shares subject to redemption	-	-	4,770,382	-	4,770,382
Accretion of carrying value of redeemable shares	-	-	(7,737,382)	-	(7,737,382)
Transfer of negative APIC to accumulated deficit	-	-	2,007,132	(2,007,132)	-
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and deposit	-	-	-	(3,820,199)	(3,820,199)
Net income	-	-	-	1,941,118	1,941,118
Balance as of December 31, 2023	2,134,200	214	-	(3,896,015)	(3,895,801)

The accompanying notes are an integral part of these financial statements.

ALPHATIME ACQUISITION CORP

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2023 and 2022

	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash Flows from Operating Activities:
Net income/(loss)	$1,941,118	$(784)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on Trust Account	(3,130,199)	-
Changes in current assets and liabilities:
Prepaid expenses	(35,000)	(8,466)
Accrued offering costs and expenses	674,635	(31,552)
Due to related party	173,389	40,802
Net cash used in operating activities	$(376,057)	-

Cash Flows from Investing Activities:
Investment held in Trust Account at beginning	$(70,242,000)	$-
Proceeds from sale of investments in the Trust Account	71,915,996	-
Purchase of investments in the Trust Account	(72,605,996)	-
Net cash used in investing activities	$(70,932,000)	$-

Cash Flows from Financing Activities:
Proceeds from sale of ordinary shares	$69,000,000	$-
Proceeds from issuance of Private Units	4,092,000	-
Proceeds from issuance of promissory notes	690,000	-
Payment of underwriting discount	(1,612,500)	-
Proceeds from Unit Purchase Option	100	-
Payment to related party	(368,066)	-
Payment of offering costs	(478,423)	-
Net cash provided by financing activities	$71,323,111	$-

Net change in cash	15,054	-
Cash—beginning of the period	-	-
Cash—end of the period	$15,054	$-

Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accrued expenses	$3,640	$117,843
Deferred offering costs paid by related party	$13,429	$47,834
Deferred offering costs adjusted from prepaid expenses	$60	$414
Deferred offering costs charged to APIC	$865,199	$-
Deferred offering cost related to fair value of Unit Purchase Option net of proceeds	$10,681	$-
Allocation of offering costs to ordinary shares subject to redemption	$4,770,382	$-
Reclassification of ordinary shares subject to redemption	$67,274,310	$-
Remeasurement adjustment on ordinary shares subject to possible redemption	$8,427,382	$-
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	$3,130,199	$-
Deferred underwriting commission charged to APIC	$2,415,000	$-

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

As on December 31, 2023, and 2022, the Company had not commenced any operations. All activities for the period from September 15, 2021 (inception) through December 31, 2023, relate to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO and the sale of over-allotment units, an aggregate of $70,242,000 of the proceeds from the IPO and the sale of the Private Units (including the Overallotment of the Units and Private Units) were placed in a U.S.-based Trust Account at U.S. Bank maintained by Equiniti Trust Company, acting as trustee and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to income earned on the funds held in the Trust Account that may be released to the Company to pay income tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earlier of the completion of a Business Combination or the Company’s liquidation.

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

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to The Securities and Exchange Commission’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against an initial business combination.

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

The Company will have until 9 months (or up to 18 months, if we extend the time to complete a business combination) from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”).

On September 27, 2023, the Company extended the time to complete its initial business combination from October 4, 2023 to January 4, 2024 by depositing an aggregate of $690,000 into the Trust Account. In connection with this extension, on September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, is payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination.

At an extraordinary general meeting of shareholders held on December 28, 2023 (the “Meeting”), the Company adopted the Company’s Third Amended and Restated Memorandum and Articles of Association (the “Third Amended and Restated Memorandum and Articles of Association”) reflecting the extension of the date by which the Company must consummate a business combination from January 4, 2024 (the “Termination Date”) up to ten (10) times, the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each (each an “Extension”) up to January 4, 2025 (i.e., for a period of time ending up to 24 months after the consummation of its Initial Public Offering for a total of twelve (12) months after the Termination Date (assuming a business combination has not occurred). The Company also entered into an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated as of December 30, 2022, with Equiniti Trust Company, LLC (as amended, the “Trust Agreement”). Pursuant to the Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Termination Date up to ten (10) times, with the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each from the Termination Date, or extended date, as applicable, to January 4, 2025 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account $55,000 for each monthly extension (the “Extension Payment”) until January 4, 2025 (assuming a business combination has not occurred) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

On September 27, 2023, the Company extended the time to complete its initial business combination from October 4, 2023 to January 4, 2024 by depositing an aggregate of $690,000 into the Trust Account. In connection with this extension, on September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, that is payable on the earlier of January 4, 2024 or promptly after the completion of an initial business combination. On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. On April 4, 2024, the Company deposited $55,000 into the Trust Account to extend the deadline to complete the business combination from April 4, 2024 to May 4, 2024.

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

Liquidity

As of December 31, 2023, the Company had a cash balance of $15,054 and a working capital deficit of $1,480,801. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan funds to the Company as may be required but there is no guarantee that the Company will receive such funds. As on December 31, 2023, there was an amount of $690,000 outstanding as loan against a promissory note issued to the Sponsor for extension of the period of business combination from October 4, 2023 to January 4, 2024. This amount was subsequently received and deposited into the Trust Account on October 5, 2023.

Pursuant to the extension amendment approved by the shareholders by special resolution at the meeting on December 28, 2023, the Company has adopted the Company’s Third Amended and Restated Memorandum and Articles of Association, reflecting the extension of the date by which the Company must consummate a business combination from January 4, 2024, (the “Termination Date”) up to ten (10) times, with the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each up to January 4, 2025, by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the trust account (the “Trust Account”) $55,000 for each monthly extension (the “Extension Payment”) until January 4, 2025 (i.e., for a period of time ending up to 24 months after the consummation of its initial public offering) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

In connection with the shareholders’ vote at the meeting on December 28, 2023, 2,160,774 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $23,302,146 (approximately $10.78 per share) will be removed from the Trust Account to pay such holders and approximately $51,108,602 will remain in the Trust Account. Following the redemptions, AlphaTime will have 6,873,426 ordinary shares outstanding.

On January 5, 2024, AlphaTime Acquisition Corp entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among AlphaTime, HCYC Holding Company (“PubCo”), ATMC Merger Sub 1 Limited (“Merger Sub 1”), ATMC Merger Sub 2 Limited (“Merger Sub 2”), and HCYC Merger Sub Limited (“Merger Sub 3”, and together with PubCo, Merger Sub 1 and Merger Sub 2, the “Acquisition Entities”), and HCYC Group Company Limited, Cayman Islands exempted company (“HCYC”). Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction by which (i) AlphaTime will merge with and into Merger Sub 1, with AlphaTime surviving such merger; (ii) AlphaTime will merge with and into Merger Sub 2, with Merger Sub 2 surviving such merger; and (iii) HCYC will merge with and into Merger Sub 3, with HCYC surviving such merger (collectively, the “Mergers”). The Merger Agreement and the Mergers were unanimously approved by the boards of directors of each of AlphaTime and HCYC. The Business Combination is expected to be consummated after obtaining the required approval by the shareholders of AlphaTime and HCYC and the satisfaction of certain other customary closing conditions.

Accordingly, the accompanying financial statements has been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. On January 4, 2023, the Company consummated its IPO and private placement which generated gross proceeds of $60,000,000 and $4,092,000, respectively, and effective January 9, 2023, the underwriters exercised their over-allotment option which generated gross proceeds of $9,000,000. Following the closing of the IPO, including the over-allotment, the private placement, and after deducting IPO transaction costs, the Company placed $70,242,000 into the Trust Account. The Company cannot provide any assurance that its plans to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company will not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of the Initial Business Combination or one year from this filing. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the risk of bank failures and has concluded that while it is reasonably possible that the bank failures could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, the Company doesn’t have any bank accounts which are associated with failure risk but will keep monitoring any such effects that might impact the company’s financial position.

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

Use of Estimates

The preparation of financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023, the Company’s investment held in Trust Account invested in money market fund, which are considered cash equivalents and included in the investment held in Trust Account in the accompanying balance sheets. The Company had no cash equivalents as of December 31, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On December 31, 2023, the Company did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs

The offering costs were $4,892,699 consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and are charged to shareholders’ equity upon the completion of the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. The Company allocates offering costs between the Public Shares (as defined below in Note 3), Public Warrants (as defined below in Note 3) and Public Rights (as defined below in Note 3) based on the relative fair values of the Public Shares, Public Warrants and Public Rights. Accordingly, $4,770,382 was allocated to Public Shares and charged to temporary equity, and $122,317 was allocated to Public Warrants and Public Rights and charged to shareholders’ equity.

Investment Held in Trust Account

The Company’s portfolio of investment held in the Trust Account is mainly comprised of investments in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Gains and losses resulting from the change in fair value of these securities and income earned from the investments held in the Trust Account is included in income earned on Trust Account in the accompanying statements of operations. The estimated fair values of investment held in the Trust Account are determined using available market information.

Income earned on these investments will be fully reinvested into the investment held in Trust Account and therefore considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the statements of cash flows. Such income reinvested will be used to redeem all or a portion of the ordinary shares upon the completion of business combination.

Net Income/(Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income/(loss) per share is the same as basic income/(loss) per share for the period presented.

The net income/(loss) per share presented in the statements of operations is based on the following:

	For the year ended December 31, 2023	For the year ended December 31, 2022

Net income (loss)	$1,941,118	$(784)
Income earned on Trust Account	(3,130,199)	-
Accretion of carrying value to redemption value	(8,427,382)	-
Net loss including accretion of equity into redemption value	$(9,616,463)	$(784)

	For the year ended December 31, 2023		For the year ended December 31, 2022
	Redeemable	Non-Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(7,330,400)	(2,286,063)	—
Income earned on Trust Account	3,130,199	—	—
Accretion of temporary equity to redemption value	8,427,382	—	—
Allocation of net income/(loss)	4,227,180	(2,286,063)	—

Denominators:
Weighted-average shares outstanding	6,830,959	2,130,307	1,725,000
Basic and diluted net income/(loss) per share	0.62	(1.07)	-

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2023, 6,900,000 ordinary shares subject to possible redemption are presented at redemption value of $10.18 per share (plus any income earned on Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between the Public Shares, Public Warrants and Public Rights based on the relative fair values of the Public Shares, Public Warrants and Public Rights.

At December 31, 2023, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Rights	(621,000)
Proceeds allocated to Public Warrants	(1,104,000)
Allocation of offering costs related to redeemable shares	(4,770,382)
Accretion of carrying value to redemption value	7,737,382
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and extension deposit	3,820,199
Ordinary shares subject to possible redemption	$74,062,199

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

Income earned from U.S. debt obligations held by the Trust Account is intended to qualify for the portfolio income exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial for the period from September 15, 2021 (inception) through December 31, 2023.

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

Note 4 - Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 370,500 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $3,705,000, in a private placement (the “Private Placement”). Each whole Private Placement Unit will consist of one ordinary share (“Private Share”), one warrant (“Private Warrant”) and one right (“Private Right”) entitling the holder thereof to receive one-tenth of one Private Share upon the completion of an Initial Business Combination. Each Private Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. The proceeds from the Private Units were added to the proceeds from the IPO held in the Trust Account. Effective January 9, 2023, the underwriters fully exercised the over-allotment option and the Company completed the private sale of an aggregate of 38,700 Private Units at a price of $10.00 per Private Unit, generating gross proceeds of $387,000. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units held in the Trust Account will be used to fund the redemption of the Public Units (subject to the requirements of applicable law) and the Private Units will expire worthless.

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

On September 27, 2023, the Company notified Equiniti Trust Company, the trustee of the Company’s trust account (the “Trust Account”), that it was extending the time available to the Company to consummate its initial business combination from October 4, 2023, to January 4, 2024 (the “Extension”). The Extension is the first of up to three (3) three-month extensions permitted under the Company’s governing documents.

Pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association, on September 27, 2023, in connection with the Extension, the Company’s sponsor, Alphamade Holding LP, transferred an aggregate of $690,000 (the “Extension Payment”) into the Trust Account, on behalf of the Company, and was subsequently deposited into Trust Account on October 5, 2023. This deposit was made in respect of a non-interest-bearing loan to the Company (the “Loan”). If the Company completes an initial business combination by January 4, 2024, the outstanding principal amount of the Loan will be converted into shares of the Company’s ordinary shares. If the Company does not complete its initial business combination by January 4, 2024, the Company may only repay the Loan from funds held outside of the Trust Account. As of December 31, 2023, a promissory note was issued to the Sponsor for the amount of $690,000.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of December 31, 2023 and 2022, due to related party amounted to $199,318 and $380,566, respectively.

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

During the period from September 15, 2021 (inception) through December 31, 2023, a cash fee of $200,000 has been incurred as deferred offering costs for these services of which $160,000 has been paid by the Sponsor through December 31, 2021 and additional $40,000 was paid subsequently during the year ended December 31, 2023.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $120,000 was recorded for the year ended December 31, 2022.

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

Unit Purchase Option

On December 30, 2022, we sold to the underwriters, for $100, 58,000 Units exercisable, in whole or in part, at $11.50 per unit (or 115% of the Market Value), commencing on the consummation of our initial business combination, and expires five years from the effective date of our IPO. The option and the 58,000 Units, as well as the 58,000 ordinary shares, the warrants to purchase 58,000 ordinary shares that may be issued upon exercise of the option and the rights to purchase 5,800 ordinary shares upon the completion of an initial business combination, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales in our IPO pursuant to Rule 5110(e)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities, except as permitted under FINRA Rule 5110(e)(2). The Company determined fair value of the Unit Purchase Option issued to the underwriters and recorded an amount to additional paid-in capital, net of purchased cost, in the balance sheets on the day of the IPO which is the grant date.

Note 7 - Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023, and December 31, 2022, there were no preferred shares issued or outstanding.

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

Simultaneously, an amount of $352,350 due to related party was converted into over-allotment of Private Placement, and the underwriter deposited additional $34,650 on behalf of Sponsor for 17,325 Founder Shares for $2.00 per share which was sold by the Sponsor to underwriters. As a result, the Sponsor purchased an additional 38,700 Private Units, an aggregate of 409,200 units at a price of $10.00 per Private Placement Unit (an aggregate of $4,092,000). As of December 31, 2023, there were 2,134,200 ordinary shares issued and outstanding, excluding 6,900,000 shares subject to possible redemption. As of December 31, 2022, there were 1,725,000 ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$74,062,199	$74,062,199	$—	$—

The investment held in the Trust Account was previously invested in the U.S. Treasury Bill, classified as Level 2 security and matured on July 13, 2023. The proceeds from the matured U.S. Treasury Bill were then invested in the U.S. Treasury Money Market Fund, classified as Level 1 security. At December 31, 2023, the assets held in the Trust Account were fully invested in the U.S. Treasury Money Market Fund with the ending balance of $74,062,199.

Note 9 - Subsequent Events

The Company has evaluated subsequent events through April 15, 2024, which was the date these financial statements were available for issuance and determined that there were no significant unrecognized events through that date other than those noted below.

On January 5, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, HCYC Holding Company (“PubCo”), ATMC Merger Sub 1 Limited (“Merger Sub 1”), ATMC Merger Sub 2 Limited (“Merger Sub 2”), and HCYC Merger Sub Limited (“Merger Sub 3”, and together with PubCo, Merger Sub 1 and Merger Sub 2, the “Acquisition Entities”), and HCYC Group Company Limited, Cayman Islands exempted company (“HCYC”). Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction by which (i) the Company will merge with and into Merger Sub 1, with the Company surviving such merger; (ii) the Company will merge with and into Merger Sub 2, with Merger Sub 2 surviving such merger; and (iii) HCYC will merge with and into Merger Sub 3, with HCYC surviving such merger (collectively, the “Mergers”). The Merger Agreement and the Mergers were unanimously approved by the boards of directors of each of AlphaTime and HCYC. The Business Combination is expected to be consummated after obtaining the required approval by the shareholders of the Company and HCYC and the satisfaction of certain other customary closing conditions.

Concurrently with the execution of the Merger Agreement, the Company entered into a support agreement (the “Sponsor Support Agreement”) with certain holders (the “Founder Shareholders”) of the Company’s ordinary shares (the “Founder Shares”) with respect to Founder Shares of currently owned by the Founder Shareholders. The Sponsor Support Agreement provides that the Founder Shareholders will appear at shareholders meetings of the Company and vote, consent or approve the Merger Agreement and the Mergers, whether at a shareholder meeting of AlphaTime or by written consent. It further provides that the Founder Shareholders will vote against (or act by written consent against) any alternative proposals or actions that would impede, interfere with, delay, postpone or adversely affect the Merger or any of the Mergers.

On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. On April 4, 2024, the Company deposited $55,000 into the Trust Account to extend the deadline to complete the business combination from April 4, 2024 to May 4, 2024.

