Form 10-Q
period 2024-03-31
ALPHATIME ACQUISITION CORP
filed 2024-05-20
CIK 1889106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 20, 2024, there were 6,873,426 ordinary shares, par value $0.0001 issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ALPHATIME ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023
Assets:
Current assets:
Cash	$9,429	$15,054
Prepaid expenses	106,310	43,052
Total current assets	115,739	58,106

Investment held in Trust Account	51,712,221	74,062,199
Total assets	$51,827,960	74,120,305
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs and expenses	$992,820	$649,589
Promissory note – related party	875,000	690,000
Due to related party	238,623	199,318
Total current liabilities	2,106,443	1,538,907
Deferred underwriting commission	2,415,000	2,415,000
Total liabilities	4,521,443	3,953,907
Commitments and Contingencies
Temporary Equity:
Ordinary shares subject to possible redemption, 4,739,226 and 6,900,000 shares at redemption value of $10.91 and $10.73 per share as of March 31, 2024 and December 31, 2023 respectively	51,712,221	74,062,199

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 2,134,200 and 2,134,200 shares issued and outstanding at March 31, 2024 and December 31, 2023 respectively	214	214
Additional paid-in capital	-	-
Accumulated deficit	(4,405,918)	(3,896,015)
Total Shareholders’ Deficit	(4,405,704)	(3,895,801)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$51,827,960	$74,120,305

The accompanying notes are an integral part of these condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2024 and 2023 (Unaudited)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023

Formation and operating costs	$344,903	$207,499

Total Expenses	$(344,903)	$(207,499)
Other income
Income earned on Trust Account	787,168	732,242
Net income	$442,265	$524,743

Weighted average shares outstanding of redeemable ordinary shares	4,810,460	6,620,000
Basic and diluted net income per share, redeemable ordinary shares	$0.12	$0.37
Weighted average shares outstanding of non-redeemable ordinary shares	2,134,200	2,118,410
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.07)	(0.91)

The accompanying notes are an integral part of these condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

For the three months ended March 31, 2024 and 2023

(Unaudited)

	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity/(deficit)
Balance as of December 31, 2022	1,725,000	$173	$24,827	$(9,802)	$15,198

Issuance of ordinary shares through public offering	6,000,000	600	59,999,400	-	60,000,000
Overallotment of ordinary shares	900,000	90	8,999,910	-	9,000,000
Issuance of ordinary shares for Private Units	370,500	37	3,704,963	-	3,705,000
Overallotment of Private Units	38,700	4	386,996	-	387,000
Sale of Unit Purchase Option	-	-	10,781	-	10,781
Underwriting discount	-	-	(1,612,500)	-	(1,612,500)
Deferred underwriting commission	-	-	(2,415,000)	-	(2,415,000)
Deduction for other offering costs	-	-	(865,199)	-	(865,199)
Initial measurement of ordinary shares subject to redemption under ASC 480-10-S99 against additional paid-in capital	(6,900,000)	(690)	(67,274,310)	-	(67,275,000)
Allocation of offering costs to ordinary shares subject to redemption	-	-	4,770,382	-	4,770,382
Accretion of carrying value of redeemable shares	-	-	(7,737,382)	-	(7,737,382)
Transfer of negative APIC to accumulated deficit	-	-	2,007,132	(2,007,132)	-
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and deposit	-	-	-	(732,242)	(732,242)
Net income	-	-	-	524,743	524,743
Balance as of March 31, 2023	2,134,200	214	-	(2,224,433)	(2,224,219)

	Ordinary Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit

Balance as of December 31, 2023	2,134,200	$214	$-	$(3,896,015)	$(3,895,801)

Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(952,168)	(952,168)
Net income	-	-	-	442,265	442,265
Balance as of March 31, 2024	2,134,200	$214	$-	$(4,405,918)	$(4,405,704)

The accompanying notes are an integral part of these condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2024 and 2023

(Unaudited)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Cash Flows from Operating Activities:
Net income	$442,265	$524,743
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on Trust Account	(787,168)	(732,242)
Changes in current assets and liabilities:
Prepaid expenses	(63,258)	(127,673)
Accrued offering costs and expenses	343,231	99,171
Due to related party	39,305	2,764
Net cash used in operating activities	$(25,625)	(233,237)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	$(165,000)	$(70,242,000)
Cash withdrawn from Trust Account in connection with redemption	23,302,146	-
Net cash provided by (used in) investing activities	$23,137,146	$(70,242,000)

Cash Flows from Financing Activities:
Proceeds from sale of ordinary shares	$-	$69,000,000
Proceeds from issuance of Private Units	-	4,092,000
Proceeds from issuance of promissory note to related party	185,000	-
Payment of underwriting discount	-	(1,612,500)
Proceeds from Unit Purchase Option	-	100
Redemption of ordinary shares	(23,302,146)	-
Payment to related party	-	(368,066)
Payment of offering costs	-	(449,737)
Net cash (used in) provided by financing activities	$(23,117,146)	$70,661,797

Net change in cash	(5,625)	186,560
Cash—beginning of the period	15,054	-
Cash—end of the period	$9,429	$186,560

Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accrued expenses	$-	$3,640
Deferred offering costs paid by related party	$-	$13,429
Deferred offering costs adjusted from prepaid expenses	$-	$60
Deferred offering costs charged to APIC	$-	$865,199
Deferred offering cost related to fair value of Unit Purchase Option net of proceeds	$-	$10,681
Allocation of offering costs to ordinary shares subject to redemption	$-	$4,770,382
Reclassification of ordinary shares subject to redemption	$-	$67,274,310
Remeasurement adjustment on class A common stock subject to possible redemption	$165,000	$7,737,382
Subsequent measurement of ordinary shares subject to possible redemption	$787,168	$732,242
Deferred underwriting commission charged to APIC	$-	$2,415,000

The accompanying notes are an integral part of these condensed financial statements.

ALPHATIME ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As on March 31, 2024 and December 31, 2023, the Company had not commenced any operations. All activities for the period from September 15, 2021 (inception) through March 31, 2024, relates to the Company’s organizational activities, those necessary to prepare for and complete the initial public offering (“IPO”), identifying a target company for a business combination and activities in connection with the business combination. The Company will not generate any operating revenues until the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company earlier had until 9 months (or up to 18 months, if we extend the time to complete a business combination) from January 4, 2023, the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”).

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

On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, that is payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination. On April 4, 2024, the Company further deposited $55,000 into the Trust Account to extend the deadline to complete the business combination from April 4, 2024 to May 4, 2024.

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

Liquidity

As of March 31, 2024, the Company had a cash balance of $9,429 and a working capital deficit of $1,990,704. The Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan funds to the Company as may be required but there is no guarantee that the Company will receive such funds. As on March 31, 2024, there was an amount of $875,000 outstanding as loan against a promissory note issued to the Sponsor for extension of the period of business combination from October 4, 2023 to April 4, 2024.

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

In connection with the shareholders’ vote at the meeting on December 28, 2023, 2,160,774 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $23,302,146 (approximately $10.78 per share) has been removed from the Trust Account to pay such holders and approximately $51,712,221 remained in the Trust Account. Following the redemptions, the Company has 6,873,426 ordinary shares outstanding.

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

Accordingly, the accompanying condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time. Moreover, management’s plans to consummate the initial business combination may not be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the risk of bank failures and has concluded that while it is reasonably possible that the bank failures could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, the Company doesn’t have any bank accounts which are associated with failure risk but will keep monitoring any such effects that might impact the company’s financial position.

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

Use of Estimates

The preparation of financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024, the Company’s investment held in Trust Account invested in money market fund, which are considered cash equivalents and included in the investment held in Trust Account in the accompanying balance sheets. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On March 31, 2024, the Company did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income/(Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income/(loss) per share is the same as basic income/(loss) per share for the period presented.

The net income/(loss) per share presented in the statements of operations is based on the following:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023

Net income	$442,265	$524,743
Income earned on Trust Account	(787,168)	(732,242)
Accretion of carrying value to redemption value	(165,000)	(7,737,382)
Net loss including accretion of equity into redemption value	$(509,903)	$(7,944,881)

	Three months ended March 31, 2024		Three months ended March 31, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(353,202)	(156,701)	(6,018,842)	(1,926,039)
Income earned on Trust Account	787,168	—	732,242	—
Accretion of temporary equity to redemption value	165,000	—	7,737,382	—
Allocation of net income/(loss)	598,966	(156,701)	2,450,782	(1,926,039)

Denominators:
Weighted-average shares outstanding	4,810,460	2,134,200	6,620,000	2,118,410
Basic and diluted net income/(loss) per share	0.12	(0.07)	0.37	(0.91)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2024, 4,739,226 ordinary shares subject to possible redemption are presented at redemption value of $10.91 per share (plus any income earned on Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between the Public Shares, Public Warrants and Public Rights based on the relative fair values of the Public Shares, Public Warrants and Public Rights.

At March 31, 2024, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Rights	(621,000)
Proceeds allocated to Public Warrants	(1,104,000)
Allocation of offering costs related to redeemable shares	(4,770,382)
Accretion of carrying value to redemption value	7,737,382
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and extension deposit	3,820,199
Ordinary shares subject to possible redemption - December 31, 2023	$74,062,199
Redemption of public shares	(23,302,146)
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and extension deposit	952,168
Ordinary shares subject to possible redemption - March 31, 2024	$51,712,221

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

Income earned from U.S. debt obligations held by the Trust Account is intended to qualify for the portfolio income exemption or otherwise be exempt from U.S. withholding taxes. Furthermore, shareholders of the Company’s shares may be subject to tax in their respective jurisdictions based on applicable law, for instance, United States persons may be subject to tax on amounts deemed received depending on whether the Company is a passive foreign investment company and whether U.S. persons have made any applicable tax elections permitted under applicable law. The provision for income taxes was deemed to be immaterial.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

On September 27, 2023, the Company extended the time to complete its initial business combination from October 4, 2023 to January 4, 2024 by depositing an aggregate of $690,000 into the Trust Account. In connection with this extension, on September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, that is payable on the earlier of January 4, 2024 or promptly after the completion of an initial business combination. On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. On February 20, 2024, the Company further raised $20,000 from the sponsor against a promissory note. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, that is payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination. As on March 31, 2024, there was an amount of $875,000 outstanding as loan against a promissory note issued to the Sponsor. On April 4, 2024, the Company further deposited $55,000 into the Trust Account to extend the deadline to complete the business combination from April 4, 2024 to May 4, 2024.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of March 31, 2024 and December 31 2023, due to related party amounted to $238,623 and $199,318, respectively.

Advisory Services Agreement

The Company engaged TenX Global Capital LP (“TenX”), a related party to the Company, as an advisor in connection with the Initial Public Offering and business combination, to assist in hiring consultants and other services providers in connection with our Initial Public Offering and the business combination, assist in the preparation of unaudited condensed financial statements and other relevant services to commence trading including filing the necessary documents as part of the transaction. Further, TenX will assist in preparing the Company for investor presentations, conferences for due diligence, deal structuring and term negotiations.

During the period from September 15, 2021 (inception) through March 31, 2024, a cash fee of $200,000 has been incurred as deferred offering costs for these services of which $160,000 has been paid by the Sponsor through December 31, 2022 and additional $40,000 was paid subsequently through March 31, 2024.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $30,000 was recorded for both the quarters ended March 31, 2024 and 2023.

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

Note 7 - Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024, and December 31, 2023, there were no preferred shares issued or outstanding.

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

Simultaneously, an amount of $352,350 due to related party was converted into over-allotment of Private Placement, and the underwriter deposited additional $34,650 on behalf of Sponsor for 17,325 Founder Shares for $2.00 per share which was sold by the Sponsor to underwriters. As a result, the Sponsor purchased an additional 38,700 Private Units, an aggregate of 409,200 units at a price of $10.00 per Private Placement Unit (an aggregate of $4,092,000). As of March 31, 2024, there were 2,134,200 ordinary shares issued and outstanding, excluding 4,739,226 shares subject to possible redemption. As of December 31, 2023, there were 2,134,200 ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$51,712,221	$51,712,221	$—	$—

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$74,062,199	$74,062,199	$—	$—

The investment held in the Trust Account was previously invested in the U.S. Treasury Bill, classified as Level 2 security and matured on July 13, 2023. The proceeds from the matured U.S. Treasury Bill were then invested in the U.S. Treasury Money Market Fund, classified as Level 1 security.

Note 9 - Subsequent Events

The Company has evaluated subsequent events through the date these condensed financial statements were available for issuance and determined that there were no significant unrecognized events through that date other than those noted below.

On April 4, 2024, the Company deposited $55,000 into the Trust Account to extend the deadline to complete the business combination from April 4, 2024 to May 4, 2024.

On May 4, 2024, the Company deposited $55,000 into the Trust Account to extend the deadline to complete the business combination from May 4, 2024 to June 4, 2024.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to March 31, 2024, have been organizational activities and those necessary to consummate the Initial Public Offering (“IPO”), described below. Following our IPO, we will not generate any operating revenues until the completion of our initial business combination. We will generate non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net income of $442,265, which consists of loss of $344,903 derived from formation and operating costs offset by income earned on investment held in Trust Account of $787,168.

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

Following the closing of our IPO and the sale of over-allotment units, an aggregate of $70,242,000 ($10.18 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”). As of March 31, 2024, we had marketable securities held in the Trust Account of $51,712,221 consisting of securities held in a treasury money market fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account (less amounts released to us for taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest and dividend income to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest and dividend income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. Through March 31, 2024, we did not withdraw any income earned on the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2024, we had a cash balance of $9,429 and a working capital deficit of $1,990,704. Until the consummation of our IPO, our liquidity needs were satisfied through a capital contribution from our Sponsor of $25,000 to purchase the founder shares, and up to $875,000 in loans available from our Sponsor under an unsecured promissory note. As on March 31, 2024, there was an amount of $875,000 outstanding as loans against a promissory note issued to the Sponsor for extension of the period of business combination from October 4, 2023 to April 4, 2024 which was deposited into the Trust Account. Subsequent to the consummation of the IPO, the Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our founders or an affiliate of our founders may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we will repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $875,000 of such loans may be convertible into working capital units, at a price of $10.00 per unit at the option of the lender. The working capital units would be identical to the private units, each consisting of one ordinary share, one private warrant and one right with the same exercise price, exercisability and exercise period, subject to similar limited restrictions as compared to the units sold in our IPO. The terms of such loans by our founders or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our founders or an affiliate of our founders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account, but in the event that we seek loans from any third parties, we will obtain a waiver against any and all rights to seek access to funds in our trust account.

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

In connection with the shareholders’ vote at the meeting on December 28, 2023, 2,160,774 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $23,302,146 (approximately $10.78 per share) has been removed from the Trust Account to pay such holders and approximately $51,712,221 remained in the Trust Account. Following the redemptions, the Company has 6,873,426 ordinary shares outstanding.

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

Accordingly, the accompanying unaudited condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed financial statement does not include any adjustments that might result from the outcome of this uncertainty. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during the period leading up to the Initial Business Combination. The Company cannot provide any assurance that its plans to raise capital or to consummate an Initial Business Combination will be successful. Based on the foregoing, management believes that the Company lacks the financial resources it needs to sustain operations for a reasonable period of time. Moreover, management’s plans to consummate the initial business combination may not be successful. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

On September 27, 2023, the Company extended the time to complete its initial business combination from October 4, 2023 to January 4, 2024 by depositing an aggregate of $690,000 into the Trust Account. In connection with this extension, on September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, that is payable on the earlier of January 4, 2024 or promptly after the completion of an initial business combination. On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. On February 20, 2024, the Company further raised $20,000 from the sponsor against a promissory note. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, that is payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination. As on March 31, 2024, there was an amount of $875,000 outstanding as loan against a promissory note issued to the Sponsor. On April 4, 2024, the Company further deposited $55,000 into the Trust Account to extend the deadline to complete the business combination from April 4, 2024 to May 4, 2024.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of March 31, 2024 and December 31 2023, due to related party amounted to $238,623 and $199,318, respectively.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $30,000 was recorded for both the three months ended March 31, 2024 and 2023.

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

Advisory Services Agreement

The Company engaged TenX Global Capital LP (“TenX”), a related party to the Company, as an advisor in connection with the Initial Public Offering and business combination, to assist in hiring consultants and other services providers in connection with our Initial Public Offering and the business combination, assist in the preparation of unaudited condensed financial statements and other relevant services to commence trading including filing the necessary documents as part of the transaction. Further, TenX will assist in preparing the Company for investor presentations, conferences for due diligence, deal structuring and term negotiations.

During the period from September 15, 2021 (inception) through March 31, 2024, a cash fee of $200,000 has been incurred as deferred offering costs for these services of which $160,000 has been paid by the Sponsor through December 31, 2022 and additional $40,000 was paid subsequently through March 31, 2024.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified below critical accounting policies.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption of $10.91 per share (plus any income earned from Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that were directly related to our IPO and that were charged to shareholders’ equity upon the completion of our IPO on January 4, 2023. As of March 31, 2024 and December 31, 2023, there were no deferred offering costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2024.

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

May 20, 2024

ALPHATIME ACQUISITION CORP

By:	/s/ Dajiang Guo
Dajiang Guo
Chief Executive Officer (Principal Executive Officer)

