Form 10-Q
period 2024-09-30
ALPHATIME ACQUISITION CORP
filed 2024-11-19
CIK 1889106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 19, 2024, there were 6,873,426 ordinary shares, par value $0.0001 issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ALPHATIME ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2024 (unaudited)	December 31, 2023
Assets:
Current assets:
Cash	$1,473	$15,054
Prepaid expenses	31,464	43,052
Total current assets	32,937	58,106

Investment held in Trust Account	53,347,588	74,062,199
Total assets	$53,380,525	74,120,305
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accrued offering costs and expenses	$1,212,063	$649,589
Promissory note – related party	1,152,500	690,000
Due to related party	504,708	199,318
Total current liabilities	2,869,271	1,538,907
Deferred underwriting commission	2,415,000	2,415,000
Total liabilities	5,284,271	3,953,907
Commitments and Contingencies
Temporary Equity:
Ordinary shares subject to possible redemption, 4,739,226 and 6,900,000 shares at redemption value of $11.26 and $10.73 per share as of September 30, 2024 and December 31, 2023 respectively	53,347,588	74,062,199

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 2,134,200 shares issued and outstanding at September 30, 2024 and December 31, 2023	214	214
Additional paid-in capital	-	-
Accumulated deficit	(5,251,548)	(3,896,015)
Total Shareholders’ Deficit	(5,251,334)	(3,895,801)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$53,380,525	$74,120,305

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2024 and 2023 (Unaudited)

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30,2023

Formation and operating costs	$280,163	$118,226	$915,533	$466,016

Total Expenses	$(280,163)	$(118,226)	$(915,533)	$(466,016)
Other Income
Income earned on Trust Account	$684,530	$604,781	$2,147,535	$2,178,843
Net Income	$404,367	$486,555	$1,232,002	$1,712,827

Weighted average shares outstanding of redeemable ordinary shares	4,739,226	6,900,000	4,762,884	6,807,692
Basic and diluted net income per share, redeemable ordinary shares	$0.11	$0.07	$0.35	$0.54
Weighted average shares outstanding of non-redeemable ordinary shares	2,134,200	2,134,200	2,134,200	2,128,995
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.06)	$(0.01)	$(0.20)	$(0.92)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

	Ordinary Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity/(deficit)

Balance as of December 31, 2022	1,725,000	$173	$24,827	$(9,802)	$15,198
Issuance of ordinary shares through public offering	6,000,000	600	59,999,400	-	60,000,000
Overallotment of ordinary shares	900,000	90	8,999,910	-	9,000,000
Issuance of ordinary shares for Private Units	370,500	37	3,704,963	-	3,705,000
Overallotment of Private Units	38,700	4	386,996	-	387,000
Sale of Unit Purchase Option	-		10,781		10,781
Underwriting discount	-		(1,612,500)		(1,612,500)
Deferred underwriting commission	-		(2,415,000)		(2,415,000)
Deduction for other offering costs	-		(865,199)		(865,199)
Initial measurement of ordinary shares subject to redemption under ASC 480-10-S99 against additional paid-in capital	(6,900,000)	(690)	(67,274,310)	-	(67,275,000)
Allocation of offering costs to ordinary shares subject to redemption	-	-	4,770,382	-	4,770,382
Accretion of carrying value of redeemable shares	-	-	(7,737,382)	-	(7,737,382)
Transfer of negative APIC to accumulated deficit	-	-	2,007,132	(2,007,132)	-
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	-	-	-	(732,242)	(732,242)
Net income				524,743	524,743
Balance as of March 31, 2023	2,134,200	$214	$-	$(2,224,433)	$(2,224,219)
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	-	-	-	(841,820)	(841,820)
Net income	-	-	-	701,529	701,529
Balance as of June 30, 2023	2,134,200	$214	$-	$(2,364,724)	$(2,364,510)
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	-	-	$-	(604,781)	(604,781)
Net income	-	-	-	486,555	486,555
Balance as of September 30, 2023	2,134,200	$214	-	$(2,482,950)	$(2,482,736)

	Ordinary Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
Balance as of December 31, 2023	2,134,200	$214	$-	$(3,896,015)	$(3,895,801)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(952,168)	(952,168)
Net income	-	-	-	442,265	442,265
Balance as of March 31, 2024	2,134,200	$214	$-	$(4,405,918)	$(4,405,704)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(840,837)	(840,837)
Net income	-	-	-	385,370	385,370
Balance as of June 30, 2024	2,134,200	$214	$-	$(4,861,385)	$(4,861,171)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(794,530)	(794,530)
Net income	-	-	-	404,367	404,367
Balance as of September 30, 2024	2,134,200	214	-	(5,251,548)	(5,251,334)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2024 and 2023

(Unaudited)

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Cash Flows from Operating Activities:
Net income	$1,232,002	$1,712,827
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on Trust Account	(2,147,535)	(2,178,843)
Changes in current assets and liabilities:
Prepaid expenses	11,588	(57,418)
Accrued offering costs and expenses	562,474	186,099
Due to related party	305,390	2,764
Net cash used in operating activities	$(36,081)	(334,571)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	$(440,000)	$(70,242,000)
Cash withdrawn from Trust Account in connection with redemption	23,302,146	-
Net cash provided by (used in) investing activities	$22,862,146	$(70,242,000)

Cash Flows from Financing Activities:
Proceeds from sale of ordinary shares	$-	$69,000,000
Proceeds from issuance of Private Units	-	4,092,000
Proceeds from issuance of promissory note to related party	462,500	-
Payment of underwriting discount	-	(1,612,500)
Proceeds from Unit Purchase Option	-	100
Redemption of ordinary shares	(23,302,146)	-
Payment to related party	-	(368,066)
Payment of offering costs	-	(478,423)
Net cash (used in) provided by financing activities	$(22,839,646)	$70,633,111

Net change in cash	(13,581)	56,540
Cash—beginning of the period	15,054	-
Cash—end of the period	$1,473	$56,540

Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accrued expenses	$-	$3,640
Deferred offering costs paid by related party	$-	$13,429
Deferred offering costs adjusted from prepaid expenses	$-	$60
Deferred offering costs charged to APIC	$-	$865,199
Deferred offering cost related to fair value of Unit Purchase Option net of proceeds	$-	$10,681
Allocation of offering costs to ordinary shares subject to redemption	$-	$4,770,382
Reclassification of ordinary shares subject to redemption	$-	$67,274,310
Remeasurement adjustment on class A common stock subject to possible redemption	$440,000	$7,737,382
Subsequent measurement of ordinary shares subject to possible redemption	$2,147,535	$2,178,843
Deferred underwriting commission charged to APIC	$-	$2,415,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations and Liquidity

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

As on September 30, 2024 and December 31, 2023, the Company had not commenced any operations. All activities for the period from September 15, 2021 (inception) through September 30, 2024, relates to the Company’s organizational activities, those necessary to prepare for and complete the initial public offering (“IPO”), identifying a target company for a business combination and activities in connection with the business combination. The Company will not generate any operating revenues until the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

The Company initially had 9 months (or up to 18 months, if we extend the time to complete a business combination) from January 4, 2023, the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”).

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

On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, that is payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination. Further, the Company has deposited $165,000 in aggregate into the Trust Account from April to June to extend the deadline to complete the business combination from April 4, 2024 to July 4, 2024. Subsequent to June 30, 2024, the company has deposited $110,000 to extend the timeline for completion of business combination from July 4, 2024 to September 4, 2024. On September 3, 2024, October 2, 2024, and November 4, 2024, the Company entered into monthly extension letters with the sponsors to extend the timeline of the business combination from September 4, 2024 to October 4, 2024, from October 4, 2024 to November 4, 2024, and from November 4, 2024 to December 4, 2024, respectively. The sponsors had initiated an aggregate of $165,000 extension fund, including the September extension, into the trust account. The September extension fund was deposited into the trust account following September 30, 2024, and as a result, did not accrue interest income during that period. The September extension payment was not included in the common stock subject to possible redemption figures as of September 30, 2024.

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

Liquidity

As of September 30, 2024, the Company had a cash balance of $1,473 and a working capital deficit of $2,836,334. The Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, with the last extension termination date on January 4, 2025, and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan funds to the Company as may be required but there is no guarantee that the Company will receive such funds. As on September 30, 2024, there was an amount of $1,152,500 outstanding as loan against a promissory note issued to the Sponsor for extension of the period of business combination from October 4, 2023 to September 4, 2024. On September 3, 2024, October 2, 2024, and November 4, 2024, the Company entered into monthly extension letters with the sponsors to extend the timeline of the business combination from September 4, 2024 to October 4, 2024, from October 4, 2024 to November 4, 2024, and from November 4, 2024 to December 4, 2024, respectively. The sponsors had initiated an aggregate of $165,000 extension fund, including the September extension, into the trust account. The September extension fund was deposited into the trust account following September 30, 2024, and as a result, did not accrue interest income during that period. The September extension payment was not included in the common stock subject to possible redemption figures as of September 30, 2024. Pursuant to the extension amendment approved by the shareholders by special resolution at the meeting on December 28, 2023, the Company has adopted the Company’s Third Amended and Restated Memorandum and Articles of Association, reflecting the extension of the date by which the Company must consummate a business combination from January 4, 2024, (the “Termination Date”) up to ten (10) times, with the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each up to January 4, 2025, by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the trust account (the “Trust Account”) $55,000 for each monthly extension (the “Extension Payment”) until January 4, 2025 (i.e., for a period of time ending up to 24 months after the consummation of its initial public offering) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

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

The accompanying unaudited condensed financial statements as of September 30, 2024, have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024, the Company’s investment held in Trust Account invested in money market fund, which are considered cash equivalents and included in the investment held in Trust Account in the accompanying balance sheets. The Company had no cash equivalents as of September 30, 2024 and December 31, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On September 30, 2024, the Company did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income/(loss) per share is the same as basic income/(loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months ended September 30, 2024	Three Months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023

Net income	$404,367	$486,555	$1,232,002	$1,712,827
Income earned on Trust Account	(684,530)	(604,781)	(2,147,535)	(2,178,843)
Accretion of carrying value to redemption value	(110,000)	-	(440,000)	(7,737,382)
Net loss including accretion of equity into redemption value	$(390,163)	$(118,226)	$(1,355,533)	$(8,203,398)

	Three months ended September 30, 2024		Nine months ended September 30, 2024		Three months ended September 30, 2023		Nine months ended September 30, 2023
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Particulars	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(269,017)	(121,146)	(936,083)	(419,450)	(90,297)	(27,929)	(6,249,095)	(1,954,303)
Income earned on trust account	684,530	—	2,147,535	—	604,781	—	2,178,843	—
Accretion of temporary equity to redemption value	110,000	—	440,000	—	—	—	7,737,382	—
Allocation of net income (loss)	525,513	(121,146)	1,651,452	(419,450)	514,484	(27,929)	3,667,130	(1,954,303)

Denominators:
Weighted-average shares outstanding	4,739,226	2,134,200	4,762,884	2,134,200	6,900,000	2,134,200	6,807,692	2,128,995
Basic and diluted net income (loss) per share	0.11	(0.06)	0.35	(0.20)	0.07	(0.01)	0.54	(0.92)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024, 4,739,226 ordinary shares subject to possible redemption are presented at redemption value of $11.26 per share (plus any income earned on Trust Account) as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between the Public Shares, Public Warrants and Public Rights based on the relative fair values of the Public Shares, Public Warrants and Public Rights.

At September 30, 2024, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Rights	(621,000)
Proceeds allocated to Public Warrants	(1,104,000)
Allocation of offering costs related to redeemable shares	(4,770,382)
Accretion of carrying value to redemption value	7,737,382
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and extension deposit	3,820,199
Ordinary shares subject to possible redemption - December 31, 2023	$74,062,199
Redemption of public shares	(23,302,146)
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and extension deposit	2,587,535
Ordinary shares subject to possible redemption - September 30, 2024	$53,347,588

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

On September 27, 2023, the Company extended the time to complete its initial business combination from October 4, 2023 to January 4, 2024 by depositing an aggregate of $690,000 into the Trust Account. In connection with this extension, on September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, that is payable on the earlier of January 4, 2024 or promptly after the completion of an initial business combination. On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. On February 20, 2024, the Company further raised $20,000 from the sponsor against a promissory note. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, that is payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination. Pursuant to the Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Termination Date up to ten (10) times, with the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each from the Termination Date, or extended date, as applicable, to January 4, 2025 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account $55,000 for each monthly extension (the “Extension Payment”) until January 4, 2025 (assuming a business combination has not occurred). As on September 30, 2024, there was an amount of $1,152,500 outstanding as loan against a promissory note issued to the Sponsor for extension of the period of business combination from October 4, 2023 to September 4, 2024. On September 3, 2024, October 2, 2024, and November 4, 2024, the Company entered into monthly extension letters with the sponsors to extend the timeline of the business combination from September 4, 2024 to October 4, 2024, from October 4, 2024 to November 4, 2024, and from November 4, 2024 to December 4, 2024, respectively. The sponsors had initiated an aggregate of $165,000 extension fund, including the September extension, into the trust account. The September extension fund was deposited into the trust account following September 30, 2024, and as a result, did not accrue interest income during that period. The September extension payment was not included in the common stock subject to possible redemption figures as of September 30, 2024.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of September 30, 2024 and December 31, 2023, due to related party amounted to $504,708 and $199,318, respectively.

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

During the period from September 15, 2021 (inception) through September 30, 2024, a cash fee of $200,000 has been incurred as deferred offering costs for these services of which $160,000 has been paid by the Sponsor through December 31, 2022 and additional $40,000 was paid subsequently through December 31, 2023.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $30,000 and $90,000 was recorded for the three and nine months ended September 30, 2024 respectively.

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

Note 7 - Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, and December 31, 2023, there were no preferred shares issued or outstanding.

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

Simultaneously, an amount of $352,350 due to related party was converted into over-allotment of Private Placement, and the underwriter deposited additional $34,650 on behalf of Sponsor for 17,325 Founder Shares for $2.00 per share which was sold by the Sponsor to underwriters. As a result, the Sponsor purchased an additional 38,700 Private Units, an aggregate of 409,200 units at a price of $10.00 per Private Placement Unit (an aggregate of $4,092,000). As of September 30, 2024 and December 31, 2023, there were 2,134,200 ordinary shares issued and outstanding, excluding 4,739,226 shares subject to possible redemption.

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

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$53,347,588	$53,347,588	$-	$-

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$74,062,199	$74,062,199	$-	$-

The investment held in the Trust Account was previously invested in a U.S. Treasury Bill, classified as Level 2 security and matured on July 13, 2023. The proceeds from the matured U.S. Treasury Bill were then invested in a U.S. Treasury Money Market Fund, classified as Level 1 security.

Note 9 - Subsequent Events

The Company has evaluated subsequent events through these condensed financial statements were available for issuance and determined that there were no significant unrecognized events through that date other than those noted below.

October 2, 2024, the Company entered into an extension letter with the sponsors to extend the timeline of the business combination from October 4, 2024 to November 4, 2024. On November 4, 2024, the Company entered into the extension letters with the sponsors to extend the timeline of the business combination from November 4, 2024 to December 4, 2024. The sponsors had initiated an aggregate of $165,000 extension fund, including the September extension, into the trust account.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to September 30, 2024, have been organizational activities and those necessary to consummate the Initial Public Offering (“IPO”), described below. Following our IPO, we will not generate any operating revenues until the completion of our initial business combination. We will generate non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of $404,367, which consists of loss of $280,163 derived from formation and operating costs offset by income earned on investment held in Trust Account of $684,530.

For the nine months ended September 30, 2024, we had a net income of $1,232,002, which consists of loss of $915,533 derived from formation and operating costs offset by income earned on investment held in Trust Account of $2,147,535.

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

Following the closing of our IPO and the sale of over-allotment units, an aggregate of $70,242,000 ($10.18 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”). As of September 30, 2024, we had marketable securities held in the Trust Account of $53,347,588 consisting of securities held in a treasury money market fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account (less amounts released to us for taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest and dividend income to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest and dividend income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. Through September 30, 2024, we did not withdraw any income earned on the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had a cash balance of $1,473 and a working capital deficit of $2,836,334. Until the consummation of our IPO, our liquidity needs were satisfied through a capital contribution from our Sponsor of $25,000 to purchase the founder shares. As on September 30, 2024, there was an amount of $1,152,500 outstanding as loans against a promissory note issued to the Sponsor for extension of the period of business combination from October 4, 2023 to September 4, 2024 which was deposited into the Trust Account. On September 3, 2024 and October 2, 2024, respectively, the Company entered into the extension letters with the sponsors to extend the timeline of the business combination from September 4, 2024 to November 4, 2024. On November 4, 2024, the Company entered into the extension letters with the sponsors to extend the timeline of the business combination from November 4, 2024 to December 4, 2024. The sponsors had initiated an aggregate of $165,000 extension fund, including the September extension, into the trust account. Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our founders or an affiliate of our founders may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we will repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,152,500 of such loans may be convertible into working capital units, at a price of $10.00 per unit at the option of the lender. The working capital units would be identical to the private units, each consisting of one ordinary share, one private warrant and one right with the same exercise price, exercisability and exercise period, subject to similar limited restrictions as compared to the units sold in our IPO. The terms of such loans by our founders or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our founders or an affiliate of our founders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account, but in the event that we seek loans from any third parties, we will obtain a waiver against any and all rights to seek access to funds in our trust account.

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

On September 27, 2023, the Company extended the time to complete its initial business combination from October 4, 2023 to January 4, 2024 by depositing an aggregate of $690,000 into the Trust Account. In connection with this extension, on September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, that is payable on the earlier of January 4, 2024 or promptly after the completion of an initial business combination. On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. On February 20, 2024, the Company further raised $20,000 from the sponsor against a promissory note. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, that is payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination. As on September 30, 2024, there was an amount of $1,152,500 outstanding as loan against a promissory note issued to the Sponsor for extension of the period of business combination from October 4, 2023 to September 4, 2024. On September 3, 2024 and October 2, 2024, the Company entered into the extension letters with the sponsors to extend the timeline of the business combination from September 4, 2024 to October 4, 2024, and from October 4, 2024 to November 4, 2024, respectively. On November 4, 2024, the Company entered into the extension letters with the sponsors to extend the timeline of the business combination from November 4, 2024 to December 4, 2024. The sponsors had initiated an aggregate of $165,000 extension fund, including the September extension, into the trust account.

Due to Related Party

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of September 30, 2024 and December 31 2023, due to related party amounted to $504,708 and $199,318, respectively.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $30,000 and $90,000 was recorded for the three and nine months ended September 30, 2024 respectively.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that were directly related to our IPO and that were charged to shareholders’ equity upon the completion of our IPO on January 4, 2023. As of September 30, 2024 and December 31, 2023, there were no deferred offering costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of September 30, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024, due to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Redemptions

On December 28, 2023, a special meeting of the stockholders was held to extend the date by which the Company must consummate a business combination. In connection with this meeting, the stockholders of record were provided the opportunity to exercise their redemption rights. Holders of 2,160,774 ordinary shares of the Company exercised their right to redeem such shares at a per share redemption price of approximately $10.78 per share, for a total of approximately $23,302,146. Following the redemptions, the Company has 6,873,426 ordinary shares outstanding.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1

First Amendment to Agreement and Plan of Merger, dated as of August 19, 2024, by and among AlphaTime Acquisition Corp and HCYC Group Company Limited (incorporated be reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2024).

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

November 19, 2024

ALPHATIME ACQUISITION CORP

By:	/s/ Dajiang Guo
Dajiang Guo
Chief Executive Officer (Principal Executive Officer)

