Form 10-K
period 2024-12-31
ALPHATIME ACQUISITION CORP
filed 2025-04-15
CIK 1889106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2024

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

The aggregate market value of the Registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last day of the Registrant’s most recently completed second fiscal quarter was $56,993,075.82

As of April 15, 2025, there were 3,469,450 ordinary shares, par value $0.0001 issued and outstanding.

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

As of December 31, 2024, and for the period from September 15, 2021 (inception) through December 31, 2024, the Company had not yet commenced any operations. All activity for the period from September 15, 2021 (inception) through December 31, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of 370,500 units (the “Private Placement Units”) to Alphamade Holding LP (the “Sponsor”) at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,705,000. In connection with the underwriter’s exercise of their over-allotment option, on January 9, 2023, the Company consummated the private sale of an additional 38,700 Private Placement Units, generating additional gross proceeds of $387,000.

In addition, concurrent with the closing of the Initial Public Offering, our Sponsor also sold to Chardan Capital Markets, LLC 115,500 Founder Shares at a purchase price of $2.00 per share for an aggregate purchase price of $231,000. In connection with the underwriter’s exercise of their over-allotment option, on January 9, 2023, our Sponsor sold an additional 17,325 Founder Shares at a purchase price of $2.00 per share for an aggregate purchase price of $34,650.

Of the proceeds the Company received from the Initial Public Offering and the sale of the Private Placement Units, $70,242,000 ($10.18 per public share) was deposited into a U.S.-based Trust Account at Bank of America with Equiniti Trust Company, LLC, acting as trustee, with approximately $1,725,000 being used to pay fees and expenses in connection with the closing of the Initial Public Offering, including underwriting commissions, and an estimated $600,000 being available for working capital following the Initial Public Offering. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the Initial Public Offering and the sale of the Private Placement Units that are deposited in the Trust Account will not be released from the Trust Account until the earliest to occur of (a) the completion of our initial business combination, (b) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Third Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of this offering (or up to 33 months, if we extend the time to complete a Business Combination) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (c) the redemption of our Public Shares if we are unable to complete our Business Combination within 24 months from the closing of this offering (or up to 33 months, if we extend the time to complete a Business Combination), subject to applicable law.

On September 27, 2023, the Company extended the time to complete its initial business combination from October 4, 2023 to January 4, 2024 by depositing an aggregate of $690,000 into the Trust Account. In connection with this extension, on September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, which is payable on the earlier of September 30, 2025 or promptly after the completion of an initial business combination.

At an extraordinary general meeting of shareholders held on December 28, 2023 (the “Meeting”), the Company adopted the Third Amended and Restated Memorandum and Articles of Association (the “Third Amended and Restated Memorandum and Articles of Association”) reflecting the extension of the date by which the Company must consummate a Business Combination from January 4, 2024 (the “Termination Date”) up to ten (10) times, the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each (each an “Extension”) up to January 4, 2025 (i.e., for a period of time ending up to 24 months after the consummation of its Initial Public Offering for a total of twelve (12) months after the Termination Date (assuming a Business Combination has not occurred). The Company also entered into an amendment (the “Trust Agreement Amendment”) to the Investment Management Trust Agreement, dated as of December 30, 2022, with Equiniti Trust Company, LLC (as amended, the “Trust Agreement”). Pursuant to the Trust Agreement Amendment, the Company has extended the date by which it has to complete a Business Combination from the Termination Date up to ten (10) times, with the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each from the Termination Date, or extended date, as applicable, to January 4, 2025 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account $55,000 for each monthly extension (the “Extension Payment”) until January 4, 2025 (assuming a Business Combination has not occurred) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a Business Combination.

In connection with the shareholders’ vote at the Meeting, holders of 2,160,774 Ordinary Shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $23,302,146 (approximately $10.78 per share) was removed from the Trust Account to pay such holders and approximately $51,108,602 remained in the Trust Account. Following the Redemption, the Company had 6,873,426 Ordinary Shares outstanding.

At an extraordinary general meeting of shareholders held on December 20, 2024 (the “Second Meeting”), the Company adopted an amendment to the Third Amended and Restated Memorandum and Articles of Association (the “Amendment”) reflecting the extension of the date by which the Company must consummate a Business Combination from January 4, 2025 (the “Termination Date”) up to nine (9) times, each comprised of one month each (each an “Extension”) up to October 4, 2025 (i.e., for a period of time ending up to 33 months after the consummation of its Initial Public Offering for a total of nine (9) months after the Termination Date (assuming a Business Combination has not occurred). The Company also entered into an amendment (the “Second Trust Agreement Amendment”) to the Trust Agreement. Pursuant to the Second Trust Agreement Amendment, the Company has extended the date by which it has to complete a Business Combination from the Termination Date up to nine (9) times, each comprised of one month each from the Termination Date, or extended date, as applicable, to October 4, 2025 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account an Extension Payment of $55,000 until October 4, 2025 (assuming a Business Combination has not occurred) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a Business Combination.

In connection with the shareholders’ vote at the Second Meeting, holders of 3,403,976 Ordinary Shares of the Company exercised their right to redeem such shares (the “Second Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $38,852,320.60 (approximately $11.41 per share) was removed from the Trust Account to pay such holders and approximately $15,240,284 remained in the Trust Account. Following the aforementioned Second Redemption, the Company had 3,469,450 Ordinary Shares outstanding.

On January 5, 2024, the Company entered into an Agreement and Plan of Merger (as amended by the First Amendment to Agreement and Plan of Merger dated August 19, 2024, the “Merger Agreement”) by and among the Company, HCYC Holding Company, a Cayman Islands exempted company (“PubCo”), ATMC Merger Sub 1 Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub 1”), ATMC Merger Sub 2 Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub 2”), and HCYC Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub 3”, and together with PubCo, Merger Sub 1 and Merger Sub 2, the “Acquisition Entities”), and HCYC Group Company Limited, Cayman Islands exempted company (“HCYC”).

Pursuant to the Merger Agreement, the parties thereto will enter into a Business Combination transaction (the “HCYC Business Combination”) by which (i) the Company will merge with and into Merger Sub 1, with the Company surviving such merger; (ii) the Company will merge with and into Merger Sub 2, with Merger Sub 2 surviving such merger; and (iii) HCYC will merge with and into Merger Sub 3, with HCYC surviving such merger (collectively, the “Mergers”). The Merger Agreement and the Mergers were unanimously approved by the boards of directors of each of the Company and HCYC.

The HCYC Business Combination is expected to be consummated after obtaining the required approval by the shareholders of the Company and HCYC and the satisfaction of certain other customary closing conditions.

Pursuant to the Merger Agreement, the Pre-Closing Company Shareholders (as defined in the Merger Agreement) are entitled to receive their Pro Rata Portion (as defined in the Merger Agreement) of up to 1,500,000 PubCo Ordinary Shares (as defined in the Merger Agreement) in the manner described in the Merger Agreement.

The Merger Agreement contains certain covenants, including, among other things, providing for (i) the parties to conduct their respective business in the ordinary course through the Closing; (ii) the parties to not initiate any negotiations or enter into any agreements for certain transactions; (iii) the Company, PubCo and HCYC to jointly prepare and the Company and HCYC to jointly file a registration statement (the “Registration Statement”) and take certain other actions to obtain the approval of the Mergers from the shareholders of the Company and (iv) the parties to use reasonable best efforts to consummate and implement the Mergers and Business Combination.

Transaction Financing

Pursuant to the Merger Agreement, the parties intend to solicit, negotiate and enter into, and include covenants related to, the conduct by the Company and HCYC to use their commercially reasonable efforts to enter into PIPE Investments (as defined in the Merger Agreement) of at least $9,000,000.

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

Concurrently with the execution of the Merger Agreement, the Company entered into a support agreement (the “Sponsor Support Agreement”) with certain holders (the “Initial Shareholders”) of the Company’s Founder Shares with respect to Founder Shares of currently owned by the Initial Shareholders. The Sponsor Support Agreement provides that the Initial Shareholders will appear at shareholders meetings of the Company and vote, consent or approve the Merger Agreement and the Mergers, whether at a shareholder meeting of the Company or by written consent. It further provides that the Initial Shareholders will vote against (or act by written consent against) any alternative proposals or actions that would impede, interfere with, delay, postpone or adversely affect the Merger or any of the Mergers.

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

These criteria do not intend to be exhaustive. Any evaluation relating to the merits of a particular Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our Sponsor and management team may deem relevant. In the event that we decide to enter into an Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our Business Combination, which, as discussed in our Registration Statement, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the U.S. Securities and Exchange Commission (the “SEC”).

Business Combination

We will have up to 33 months from the closing of our Initial Public Offering to consummate a Business Combination, provided that, pursuant to the terms of our Third Amended and Restated Memorandum and Articles of Association, as amended, and the Trust Agreement, as amended, entered into between us and Equiniti Trust Company, LLC, in order for the time available for us to consummate our Business Combination to be extended, our Sponsor or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $55,000 for each extension, on or prior to the date of the applicable deadline. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension. In the event that our Sponsor elects to extend the time to complete a Business Combination, pay the additional amounts per each extension, and deposit the applicable amount of money into trust, the Sponsor will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit and payment that will not be repaid in the event that we are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. In the event that we receive notice from our Sponsor five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our Business Combination. To the extent that some, but not all, of our Sponsor’s affiliates or designees, decide to extend the period of time to consummate our Business Combination, such affiliates or designees may deposit the entire amount required. If we are unable to consummate our Business Combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the Private Placement Units will expire and be worthless.

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

The net proceeds of our Initial Public Offering and the sale of the Private Placement Units released to us from the Trust Account upon the closing of our Business Combination may be used as consideration to pay the sellers of a target business with which we complete our Business Combination. If our Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemption of our Public Shares, we may use the balance of the cash released to us from the Trust Account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our Business Combination, to fund the purchase of other companies or for working capital.

In addition, we may be required to obtain additional financing in connection with the closing of our Business Combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our founders is required to provide any financing to us in connection with or after our Business Combination. We may also obtain financing prior to the closing of our Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our Business Combination. Our Third Amended and Restated Memorandum and Articles of Association provides that, following our Initial Public Offering and prior to the consummation of our Business Combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any Business Combination or (b) to approve an amendment to our Third Amended and Restated Memorandum and Articles of Association to (x) extend the time we have to consummate a Business Combination beyond 24 months from the closing of our Initial Public Offering (or up to 33 months, if we extend the time to complete a Business Combination as described in our Registration Statement) or (y) amend the foregoing provisions, unless (in connection with any such amendment to our Third Amended and Restated Memorandum and Articles of Association) we offer our public shareholders the opportunity to redeem their Public Shares.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities including other special purpose acquisition companies, or SPACs, pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our management team is continuously made aware of potential investment opportunities, one or more of which we may desire to pursue for a Business Combination.

Our Third Amended and Restated Memorandum and Articles of Association, as amended, provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we enter into a definitive agreement regarding our Business Combination or we have failed to complete our Business Combination within 24 months from the closing of our Initial Public Offering (or up to 33 months, if we extend the time to complete a Business Combination as described in our Registration Statement).

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

Facilities

We currently maintain our executive offices at 500 Fifth Avenue, Suite 928, New York, NY 10110. The cost for our use of this space is included in the $10,000 per month fee we will pay to our Sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Ordinary Shares that are held by non-affiliates equals or exceeds $700,000,000 as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Since we may initiate a Business Combination with target company operating in China, you may be subject to additional risk factors. These include significant regulatory, liquidity, and enforcement risks. For example, we face risks arising from the legal system in China, including risks and uncertainties regarding the enforcement of laws and that rules and regulations in China can change quickly with little advance notice. In addition, the Chinese government may intervene or influence our operations at any time or exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our Ordinary Shares. Any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. For a detailed description of the risks relating to acquiring and operating a target business in China, Please see “Risks Related to Our Possible Business Combination in China” and “Risks Related to Acquiring and Operating a Business Outside of the United States” for more information.

You should carefully consider these and the other risks set forth in the section entitled “Risk Factors” of this Form 10-K. Such risks include, but are not limited to:

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	If we seek shareholder approval of our initial business combination, our Initial Shareholders have agreed to vote their Founder Shares and private shares in favor of such initial business combination, regardless of how our public shareholders vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination within 24 months from the closing of our IPO (or up to 33 months, if we extend the time to complete a Business Combination as described in this Form 10-K) may give potential target businesses leverage over us in negotiating a Business Combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up.
●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Ordinary Shares, you will lose the ability to redeem all such shares in excess of 15% of our Ordinary Shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination and our Warrants and Rights will expire worthless.
●	We are not registering the Ordinary Shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise the Warrants.
●	We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines.
●	Our ability to complete a Business Combination may be impacted by the fact that a majority of our officers and directors are located in or have significant ties to the People’s Republic of China, including, Hong Kong, Taiwan and Macau. This may make us a less attractive partner to potential target companies outside the PRC, thereby limiting our pool of acquisition candidates and making it harder for us to complete an initial business combination with a non-China-based target company. For example, we may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Risks Related to Our Securities

●	We are not registering the Ordinary Shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise the Warrants, thus precluding such investor from being able to exercise its Warrants except on a cashless basis and potentially causing such Warrants to expire worthless.
●	We may issue additional Ordinary Shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.
●	The grant of registration rights to our founders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Ordinary Shares.
●	A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.

Risks Related to Our Management

●	Our officers and directors may allocate their time to other businesses and may become officers or directors of other special purpose acquisition companies, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and whether to present potential target to us instead of to our competitors. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Our founders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Risks Related to Acquiring and Operating a Business Outside of the United States

●	Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.
●	We may face additional and distinctive risks if we acquire a technology business.
●	If we effect our initial business combination with a business located in PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.
●	PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital in our Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC laws.
●	Certain existing or future U.S. laws and regulations may restrict or eliminate our ability to complete a Business Combination with certain companies, particularly those target companies in China.
●	If we effect a Business Combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.
●	Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC.
●	The Chinese government may exert substantial interventions and influences over the manner in which our post-combination entity must conduct its business activities that we cannot expect when we enter into a definitive agreement with a target company with major operation in China.
●	Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Additional compliance procedures may be required in connection with our Initial Public Offering and our Business Combination process, and, if required, we cannot predict whether we will be able to obtain such approval.
●	In light of recent events indicating greater oversight by the Cyberspace Administration of China (“CAC”) over data security, particularly for companies seeking to list on a foreign exchange, companies with more than one million users’ personal information in China, especially some internet and technology companies, may not be willing to list on a U.S. exchange or enter into a definitive business combination agreement with us. Further, we may also avoid conduct a Business Combination with a company with more than one million users’ personal information in China due to the limited timeline for us to complete a Business Combination.
●	The governing PRC laws and regulations are sometimes vague and uncertain, which may result in a material change in our operations and the value of our shares if we complete our Business Combination with a target in China.

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

As of December 31, 2024, we had a working capital deficiency of $3,314,762. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our Initial Public Offering are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to consummate our Initial Public Offering or our inability to continue as a going concern.

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

As a result, in addition to our Initial Shareholders’ Founder Shares, we do not need any of the 3,469,450 Public Shares sold in our Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Our Founder Shares and private shares will represent 61.5% of our outstanding Ordinary Shares following the completion of our Initial Public Offering and taking into account redemptions by Public Shareholders in connection with the Meetings. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our founders agreed to vote their Founder Shares and private shares in accordance with the majority of the votes cast by our public shareholders.

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

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your share.

If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Our Sponsor has the right to extend the term we have to consummate our initial business combination up to 33 months from the closing of our Initial Public Offering without providing our shareholders with a corresponding redemption right.

We have up to 33 months from the closing of our Initial Public Offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 33 months, we may, by resolution of our Board, if requested by our Sponsor, extend the period of time we will have to consummate an initial business combination up to nine (9) times, each by an additional one (1) month (for a total of up to 33 months from the closing of our Initial Public Offering), provided that, pursuant to the terms of our Third Amended and Restated Memorandum and Articles of Association, as amended, and the Trust Agreement in order for the time available for us to consummate our initial business combination to be extended, our Sponsor or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $55,000 per each month in an extension for each extension, on or prior to the date of the applicable deadline. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension.

In the event that our Sponsor elects to extend the time to complete a Business Combination, pay the additional amounts per each extension, and deposit the applicable amount of money into trust, the Sponsor will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit and payment that will not be repaid in the event that we are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. In the event that we receive notice from our Sponsor five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our Sponsor’s affiliates or designees, decide to extend the period of time to consummate our initial business combination, such affiliates or designees may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the Private Placement Units, Warrants, and Rights will expire and be worthless.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement). Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our Third Amended and Restated Memorandum and Articles of Association, as amended, provides that we must complete our initial business combination within 24 months from the closing of our Initial Public Offering, or we may, but are not obligated to, extend the period of time to consummate our Business Combination up to nine times by an additional one month each time, for a total of up to 33 months (as further described in our Registration Statement). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, COVID-19 or another global pandemic, in the U.S. and globally may grow or resurge and while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meeting with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, COVID-19 or other global pandemics may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.18 per share or less in certain circumstances, and our Warrants and our Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.18 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.18 per share” and other risk factors in this section.

If we seek shareholder approval of our initial business combination, our founders and their affiliates may elect to purchase Ordinary Shares, Warrants, or Rights from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Ordinary Shares, Warrants, or Rights.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our founders or their affiliates may purchase Ordinary Shares, Warrants, or Rights, or a combination thereof, in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our founders or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Ordinary Shares, Warrants, or Rights and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our Business Combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Public Shares that such shareholder properly elected to redeem, subject to the limitations described in our Registration Statement, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Third Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement), subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement) for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public shareholders may be forced to wait beyond the24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, beyond the 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement) before they receive funds from our Trust Account. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares, Warrants or Rights, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the Private Placement Units are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of our Initial Public Offering and the sale of the Private Placement Units and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Units will be immediately tradable and we will have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

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

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate for at least the next 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, the next 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement), we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.18 per share, or less than such amount in certain circumstances, and our Warrants and Rights will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the next 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, the next 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement), assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our Initial Public Offering, the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the next 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, the next 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.18 per share or less in certain circumstances on the liquidation of our Trust Account and our Warrants and Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.18 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.18 per share” and other risk factors in this section.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our founders or management team to fund our search for a Business Combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our Initial Public Offering and the sale of the Private Placement Units, only approximately $600,000 will be available to us initially outside the Trust Account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $525,000 (excluding deferred underwriting discount), we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $525,000 (excluding deferred underwriting discount), the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our founders or their affiliates to operate, or we may be forced to liquidate. None of our founders nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our founders or an affiliate of our founders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account but in the event that we seek loans from any third parties, we will obtain a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive approximately $10.18 per share on our redemption of our Public Shares, and our Warrants and Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.18 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.18 per share” and other risk factors in this section.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our shareholders do not agree.

Our Third Amended and Restated Memorandum and Articles of Association, as amended, does not provide a specified maximum redemption threshold, except that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our founders, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Ordinary Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Past performance by our management team, our advisors and our Sponsor may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with our management team and our Sponsor and their affiliates is presented for informational purposes only. Past performance by our management team and our Sponsor is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Majority of our officers, directors and advisors have not had management experience with special purpose acquisition corporations in the past. You should not rely on the historical record of our management team’s, our advisors’ or our Sponsor’s respective performance as indicative of our future performance of an investment in us or the returns we will, or are likely to, generate going forward. Furthermore, an investment in us is not an investment in our founders or their affiliates.

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

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our Initial Public Offering and the sale of the Private Placement Units, after taking into account the Redemptions, up to $15,240,284 will be available to complete our Business Combination and pay related fees and expenses (which includes up to approximately $2,415,000 for the payment of deferred underwriting commissions).

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

In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing, determine to submit a voluntary notice to CFIUS, or proceed with the initial business combination without notifying CFIUS and then bear the risk of CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we only have 24 months (or 33 months if we extend the period of time to consummate a Business Combination) to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may prevent us from completing the transaction and require us to liquidate. If we liquidate, our public shareholders may only receive $10.18 per share initially, and our Rights and Warrants will expire worthless. Our public shareholders may also lose the potential investment opportunity in a target company and the opportunity of realizing future gains on such investments through any price appreciation in the combined company.

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

On November 29, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company is not in compliance with Listing Rule 5450(a)(2) (the “Minimum Public Holders Rule”), which requires the Company to have at least 400 total holders for continued listing on The Nasdaq Global Market. An indicator will be displayed with quotation information related to the Company’s securities on listingcenter.nasdaq.com and may be displayed by other third-party providers of market data information, however, the Notice does not impact the listing of the Company’s securities on The Nasdaq Global Market at this time. On January 16, 2025, the Company submitted a plan to regain compliance with the Minimum Public Holders Rule.

On January 29, 2025, Nasdaq issued a notice granting the Company an extension of time to regain compliance with Nasdaq Minimum Total Holders Rule for 180 calendar days, or until May 28, 2025. The terms of the extension are as follows: on or before May 28, 2025, the Company must file with Nasdaq documentation from its transfer agent, or independent source, that demonstrates that its Ordinary Shares, Warrants, Units and Rights have a minimum of 400 Total Holders. In the event the Company does not satisfy the terms, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Nasdaq Listing Qualifications Panel.

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

We are not registering the Ordinary Shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise the Warrants, thus precluding such investor from being able to exercise its Warrants except on a cashless basis and potentially causing such Warrants to expire worthless.

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

Our Third Amended and Restated Memorandum and Articles of Association, as amended, authorizes the issuance of up to 200,000,000 Ordinary Shares, par value $0.0001 per share and 1,000,000 preferred shares, par value $0.0001 per share. There are 3,469,450 Ordinary Shares issued and outstanding. There are 196,530,550 unissued Ordinary Shares, respectively, available for issuance, which amount does not take into account the Ordinary Shares reserved for issuance upon exercise of any outstanding Warrants or Rights. There are no preferred shares issued and outstanding.

We may issue a substantial number of additional Ordinary Shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our Third Amended and Restated Memorandum and Articles of Association, as amended, provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). However, our Third Amended and Restated Memorandum and Articles of Association, as amended, provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital share that would entitle the holders thereof to: (i) receive funds from the Trust Account; or (ii) vote as a class with our Public Shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated articles of association to (x) extend the time we have to consummate a Business Combination beyond 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, beyond 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement), or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated articles of association) we offer our public shareholders the opportunity to redeem their Public Shares. These provisions of our Third Amended and Restated Memorandum and Articles of Association, as amended, like all provisions of our Third Amended and Restated Memorandum and Articles of Association, as amended, may be amended with the approval of our shareholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Third Amended and Restated Memorandum and Articles of Association, as amended, to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement) or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

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

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our Initial Public Offering, our founders and their permitted transferees can demand that we register their Founder Shares and Private Placement Units, after those shares convert to our Ordinary Shares at the closing of our initial business combination. In addition, holders of our Private Placement Units and their permitted transferees can demand that we register the Private Placement Units and/or the underlying securities, and holders of Units that may be issued upon conversion of working capital loans may demand that we register such Units and/or underlying securities. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Ordinary Shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Ordinary Shares that is expected when the Ordinary Shares and Private Placement Units owned by our founders or holders of our working capital units or their respective permitted transferees are registered.

In order to complete our initial business combination, we may seek to further amend our Third Amended and Restated Memorandum and Articles of Association, as amended, or other governing instruments, including our warrant agreement or rights agreement, in a manner that will make it easier for us to complete our initial business combination but that our shareholders, warrant holders or rights holders may not support.

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

Our Warrants are in a registered form under a warrant agreement and between Equiniti Trust Company, LLC, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash, shorten the exercise period or decrease the number of our Ordinary Shares purchasable upon exercise of a Warrant.

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

Our Private Placement Units and Founder Shares may have an adverse effect on the market price of our Ordinary Shares and make it more difficult to complete our Business Combination.

Simultaneously with the closing of our Initial Public Offering, we issued 409,200 Private Placement Units to our Sponsor, one of our founders. Our founders currently own 1,725,000 Founder Shares. In addition, if our founders or their affiliates make any working capital loans, up to $300,000 of such loans may be converted into working capital units, at the price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the Private Placement Units sold in the private placement.

To the extent we issue Ordinary Shares to complete a Business Combination, the potential for the issuance of a substantial number of additional Ordinary Shares upon exercise of these Warrants and conversion rights of up to $500,000 working capital loans could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Ordinary Shares and reduce the value of the Ordinary Shares issued to complete the business combination. Therefore, our Private Placement Units and Founder Shares may make it more difficult to complete a Business Combination or increase the cost of acquiring the target business.

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

Our Rights will be issued in registered form under a rights agreement and between Equiniti Trust Company, LLC as rights agent, and us. The Rights agreement provides that the terms of the Rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public rights to make any change that adversely affects the interests of the registered holders of public rights. Accordingly, we may amend the terms of the public rights in a manner adverse to a holder if holders of at least 50% of the then outstanding public rights approve of such amendment.

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

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities in the future to which they owe certain fiduciary or contractual duties, including our founders’ affiliates. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Third Amended and Restated Memorandum and Articles of Association, as amended, provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our Sponsor and Initial Shareholders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our Sponsor and Initial Shareholders or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our founders which may raise potential conflicts of interest.

In light of the involvement of our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our founders or their respective affiliates. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our Sponsor and Initial Shareholders are not currently aware of any specific opportunities for us to complete our Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination as set forth in our Registration Statement and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our founders or their respective affiliates, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor and Initial Shareholders will lose their entire investment in us if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On September 28, 2021, our Sponsor acquired 1,437,500 Founder Shares for an aggregate purchase price of $25,000. On January 8, 2022, our Sponsor acquired an additional 287,500 Founder Shares for no additional consideration, resulting in our Sponsor holding an aggregate of 1,725,000 Founder Shares. Concurrent with the closing of our Initial Public Offering, our Sponsor sold to Chardan or its designees 132,825 of these Founder Shares for a purchase price of $2.00 per share and an aggregate purchase price of $265,650. Prior to the initial investment in the Company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after our Initial Public Offering (excluding the private shares and shares underlying the UPO). The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 409,200 Private Placement Units, at $10.00 per unit, for a purchase price of approximately $4,092,000. The Founder Shares and Private Placement Units will be worthless if we do not complete an initial business combination. Our Initial Shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any Founder Shares or private shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our founders. The personal and financial interests of our founders may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

The provisions of our Third Amended and Restated Memorandum and Articles of Association, as amended, that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of two-thirds of our Ordinary Shares, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Third Amended and Restated Memorandum and Articles of Association, as amended and the Trust Agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our Third Amended and Restated Memorandum and Articles of Association, as amended, provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the Private Placement Units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by holders of two-thirds of our Ordinary Shares entitled to vote thereon, and corresponding provisions of the Trust Agreement governing the release of funds from our Trust Account may be amended if approved by holders of two-thirds of our Ordinary Shares entitled to vote thereon. In all other instances, our Third Amended and Restated Memorandum and Articles of Association, as amended, may be amended by holders representing two-thirds of our outstanding Ordinary Shares entitled to vote thereon, subject to applicable provisions of the Companies Act or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our Third Amended and Restated Memorandum and Articles of Association, as amended, or in our initial business combination. Our founders, who will collectively beneficially own up to 20% of our Ordinary Shares upon the closing of our Initial Public Offering will participate in any vote to amend our Third Amended and Restated Memorandum and Articles of Association, as amended, and/or Trust Agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Third Amended and Restated Memorandum and Articles of Association, as amended, which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Third Amended and Restated Memorandum and Articles of Association, as amended.

Our Initial Shareholders have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our Third Amended and Restated Memorandum and Articles of Association, as amended, (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement), or (ii) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares. These agreements are contained in a letter agreement that we have entered into with our founders. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our founders for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the Private Placement Units will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the Private Placement Units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.18 per share plus any pro rata interest earned on the funds held in the Trust Account (and not previously released to us to pay our taxes) on the liquidation of our Trust Account and our Warrants and Rights will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.18 per share on the liquidation of our Trust Account, and our Warrants and Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.18 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.18 per share” and other risk factors in this section.

Our founders and other insiders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Sponsor and Initial Shareholders own Founder Shares representing 61.5% of our issued and outstanding Ordinary Shares (excluding the private shares and shares underlying the UPO). In connection with the closing of our Initial Public Offering, we issued 409,200 Private Placement Units. In addition, if our founders or their designated parties make any working capital loans, up to $300,000 of such loans may be converted into working capital units, at the price of $10.00 per unit at the option of the lenders. Such working capital units would be identical to the Private Placement Units sold in the private placement. Accordingly, our founders along with any designated parties may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Third Amended and Restated Memorandum and Articles of Association and approval of major corporate transactions. If our founders purchase any Units in our Initial Public Offering or if they purchase any additional Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Ordinary Shares. In addition, our Board, whose members were elected by certain of our Initial Shareholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. There is no requirement under the Companies Act for us to hold annual or general meetings to elect directors. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our Initial Shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Shareholders will continue to exert control at least until the completion of our Business Combination.

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

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In 2009, the Ministry of Commerce, to which the Antitrust Commission is affiliated, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the requirement of miscellaneous documents for the purpose of filing. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination or we would be required to return any amounts which were held in the Trust Account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction. Since our Business Combination period is within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 33 months from the closing of our Initial Public Offering (as further described in this Form 10-K), and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a Business Combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 33 months from the closing of our Initial Public Offering (as further described in this Form 10-K).

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

The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Department of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential initial business combination is with a target company operating in the PRC in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our Business Combination period is 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement) and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a Business Combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement).

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

If, for example, our potential initial business combination is with a target business operating in the PRC and if the enacted version of the draft measures mandates clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our Business Combination period is 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, 33 months from the closing of our Initial Public Offering (as further described in this Form 10-K), and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a Business Combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 33 months from the closing of our Initial Public Offering (as further described in our Registration Statement).

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

Our corporate affairs are governed by our Third Amended and Restated Memorandum and Articles of Association, as amended, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Third Amended and Restated Memorandum and Articles of Association, as amended, to modify (A) the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 33 months from the closing of our Initial Public Offering (as further described in this Form 10-K) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent a Business Combination, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.18 per share on the liquidation of our Trust Account and our Warrants and Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.18 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.18 per share” and other risk factors in this section.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our Third Amended and Restated Memorandum and Articles of Association, as amended, may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Ordinary Shares and could entrench management.

Our Third Amended and Restated Memorandum and Articles of Association, as amended, contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered Board and the ability of the Board to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk.

We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for assessing and managing any cybersecurity threats. If and when any reportable cybersecurity incident arises, our management shall promptly report such matters to our board of directors for further actions, including regarding the appropriate disclosure, mitigation, or other response or actions that the board deems appropriate to take.

As of the date of this report, we have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

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

Holders

As of April 15, 2025, we had five holders of record of our Ordinary Shares, two holders of record of our Units, one holder of record of our Rights and one holder of record of our Warrants.

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

Simultaneously with the closing of the IPO, pursuant to the Private Placement Unit Purchase Agreement, the Company completed the private sale of 370,500 Units to the Sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,705,000. The Private Placement Units are identical to the Units sold in the IPO. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. On January 9, 2023, simultaneously with the sale of the over-allotment Units, the Company consummated the private sale of an additional 38,700 Private Placement Units, generating additional gross proceeds of $387,000.

Use of Proceeds

On January 4, 2023, the Company consummated the initial public offering of 6,000,000 Units, including 900,000 Units that were issued pursuant to the underwriters’ exercise of their over-allotment option in full on January 9, 2023, at $10.00 per Unit, generating gross proceeds of $73,092,000.

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

After deducting the underwriting discounts and commissions and offering expenses, the total net proceeds from the IPO and the sale of the Private Placement Units $70,242,000 (or $10.18 per share sold in the IPO) was placed in the Trust Account.

Redemptions

On December 28, 2023, a special meeting of the shareholders was held to extend the date by which the Company must consummate a Business Combination. In connection with this meeting, the shareholders of record were provided the opportunity to exercise their redemption rights. Holders of 2,160,774 Ordinary Shares of the Company exercised their right to redeem such shares at a per share redemption price of approximately $10.78 per share, for a total of approximately $23,302,146. Following the redemptions, the Company has 6,873,426 Ordinary Shares outstanding

On December 20, 2024, a special meeting of the shareholders was held to extend the date by which the Company must consummate a Business Combination. In connection with this meeting, the shareholders of record were provided the opportunity to exercise their redemption rights. Holders of 3,403,976 Ordinary Shares of the Company exercised their right to redeem such at a per share redemption price of approximately $11.41 per share, for a total of approximately $38,852,320.60. Following the redemptions, the Company has 3,469,450 Ordinary Shares outstanding.

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

For the year ended December 31, 2024, we had a net income of $1,498,591, which consists of income earned on Trust Account of $2,782,552 offset by loss of $1,283,961 derived from formation and operating costs.

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

Following the closing of our IPO and the sale of over-allotment units, an aggregate of $70,242,000 ($10.18 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”). As of December 31, 2024, we had marketable securities held in the Trust Account of $15,240,284 consisting of securities held in a treasury money market fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account (less amounts released to us for taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest and dividend income to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest and dividend income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. Through December 31, 2024, we did not withdraw any income earned on the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had a cash balance of $1,425 and a working capital deficit of $3,314,762. Until the consummation of our IPO, our liquidity needs were satisfied through a capital contribution from our Sponsor of $25,000 to purchase the founder shares. As on December 31, 2024, there was an amount of $1,262,500 outstanding as loans against a promissory note issued to the Sponsor for extension of the period of business combination from October 4, 2023 to September 4, 2024 which was deposited into the Trust Account. On September 3, 2024 and October 2, 2024, respectively, the Company entered into the extension letters with the sponsors to extend the timeline of the business combination from September 4, 2024 to November 4, 2024. On November 4, 2024, the Company entered into the extension letters with the sponsors to extend the timeline of the business combination from November 4, 2024 to December 4, 2024. The sponsors had initiated an aggregate of $165,000 extension fund, including the September extension, into the trust account. Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our founders or an affiliate of our founders may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we will repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,262,500 of such loans may be convertible into working capital units, at a price of $10.00 per unit at the option of the lender. The working capital units would be identical to the private units, each consisting of one ordinary share, one private warrant and one right with the same exercise price, exercisability and exercise period, subject to similar limited restrictions as compared to the units sold in our IPO. The terms of such loans by our founders or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our founders or an affiliate of our founders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account, but in the event that we seek loans from any third parties, we will obtain a waiver against any and all rights to seek access to funds in our trust account.

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

At an extraordinary general meeting of shareholders held on December 20, 2024 (the “Second Meeting”), the Company adopted an amendment to the Third Amended and Restated Memorandum and Articles of Association (the “Amendment”) reflecting the extension of the date by which the Company must consummate a business combination from January 4, 2025 (the “Termination Date”) up to nine (9) times, each comprised of one month each (each an “Extension”) up to October 4, 2025 (i.e., for a period of time ending up to 33 months after the consummation of its Initial Public Offering for a total of nine (9) months after the Termination Date (assuming a business combination has not occurred). The Company also entered into an amendment (the “Second Trust Agreement Amendment”) to the Trust Agreement. Pursuant to the Second Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Termination Date up to nine (9) times, each comprised of one month each from the Termination Date, or extended date, as applicable, to October 4, 2025 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account an Extension Payment of $55,000 until October 4, 2025 (assuming a business combination has not occurred) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

In connection with the shareholders’ vote at the Second Meeting, holders of 3,403,976 Ordinary Shares of the Company exercised their right to redeem such shares (the “Second Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $38,852,320.60 (approximately $11.41 per share) was removed from the Trust Account to pay such holders and approximately $15,240,284 remained in the Trust Account. Following the aforementioned Second Redemption, AlphaTime had 3,469,450 Ordinary Shares outstanding.

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

Promissory Notes — Related Party

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

On September 27, 2023, the Company extended the time to complete its initial business combination from October 4, 2023 to January 4, 2024 by depositing an aggregate of $690,000 into the Trust Account. In connection with this extension, on September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, that is payable on the earlier of January 4, 2024 or promptly after the completion of an initial business combination. On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. On February 20, 2024, the Company further raised $20,000 from the sponsor against a promissory note. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, that is payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination. As on December 31, 2024 and 2023, there were outstanding as loan amounts of $1,262,500 and $690,000, respectively, against a promissory note issued to the Sponsor for extension of the period of business combination from October 4, 2023 to November 4, 2024. On November 4, 2024, December 4, 2024, and January 4, 2025, the Company entered into monthly extension letters with the sponsors to extend the timeline of the business combination from November 4, 2024 to December 4, 2024, from December 4, 2024 to January 4, 2025, and from January 4, 2025 to February 4, 2025, respectively. The November and December extension funds were deposited into the trust account following December 31, 2024, and as a result, did not accrue interest income during that period. The November and December extension payments were not included in the common stock subject to possible redemption figures as of December 31, 2024.

Due to Related Parties

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of December 31, 2024 and 2023, due to related party amounted to $568,299 and $199,318, respectively.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $120,000 was recorded for the year ended December 31, 2024.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Critical Accounting Policies And Estimates

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

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that were directly related to our IPO and that were charged to shareholders’ equity upon the completion of our IPO on January 4, 2023. As of December 31, 2024 and 2023, there were no deferred offering costs.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Xinfeng Feng	43	Chairwoman of the Board of Directors
Gan Kim Hai	57	Chief Executive Officer and Director
Jichuan Yang	60	Chief Financial Officer
Li Wei	54	Independent Director
Wen He	57	Independent Director
Michael L Coyne	35	Independent Director

Xinfeng Feng, our Chairwoman of the Board of Directors, founded Guowangxin (Shenzhen) Investment Co., Ltd. in 2021 and has served as its Chairman ever since. Ms. Feng founded Guoxing Supply China Management Co., Ltd. in 2020 and served as its Executive President. In 2017, Ms. Feng founded Shenzhen Qianhai Zhongshang Wealth Management Co., Ltd and served as its Executive President. From 2015 to 2016, Ms. Feng served as the Operation Manager of Zhongguang Yinrong Capital Management Co., Ltd. From 2012 to 2015, Ms. Feng served as the senior Sales Director of FunDe Sino Life Insurance Co., Ltd. From 2003 to 2009, Ms. Feng served as the Financial Director of Shenzhen Shenxing Technology Development Co., Ltd. Ms. Feng received her Associate Degree from Shenzhen University in 2003. Ms. Feng received her bachelor degree in Finance from Xidian University.

Gan Kim Hai, our Chief Executive Officer, has worked at the Risesun Group where he manages the operation of its Malaysian office and is responsible for the overall business development and market expansion of the Risesun Group since 2016. From 2014 to 2016, Mr. Hai served as IT manager of Ahimsa Vegetarian Group, where he oversaw IT infrastructure and systems across the organization. Mr. Hai received a NCC diploma in computer studies in December 1992 and Universiti Teknologi Malaysia Trust Advisory Certification in November 2023. He was selected to serve as a director due to his experience in Asia.

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

Li Wei, our director, is Professor of Practice at the Shanghai Advanced Institute of Finance (SAIF) of Shanghai Jiaotong University, and the Assistant Director of the Shanghai Advanced Institute for Financial Research. Before SAIF, Dr. Wei has served many senior roles in domestic and global financial institutions, including senior partner of Kunyuan Asset Management, Managing Director of Alternative Investment at Citic Securities International, director of the Global Market at Deutsche Bank; director of Institutional Investment Group at Citigroup, Officer & Managing Director of the NYSE Group. In addition to her industry work, Dr. Wei also served as an adjunct professor at Tsinghua PBCSF. Before industry practice, Dr. Wei had been a tenure track assistant professor of finance at Iowa State University, the first senior financial advisor for the Shanghai Stock Exchange and the senior advisor for the Tel Aviv Stock Exchange. Dr. Wei received her Ph.D in finance from the University of Utah, MS and BS from Tsinghua University Beijing. Dr. Wei was selected to serve as our director due to her experience in the finance industry.

Wen He, our director, is an experienced professional who has 26 years of experience in Internets, Internet-of-Things, IT and software industry. Mr. He also has over 10 years of experience in investment and M&A, where he focuses on fund raising, investment management, equity and bond financing and Fin-tech (e.g. Internets, Internet-of-Things, Blockchain). Mr. He has oversaw and participated in multiple investment, listing and asset restructuring in renewable energy, new material, sustainability, healthcare and high-tech industries. Mr. He now serves as the Vice Manager of Dr. Peng Cloud Computing Ltd. and the President of Haijuhuiren Holding Group. Mr. He served as the Operation Director of Xunye Group, one of the earliest Internet companies in China. Mr. He served as the Vice President of Shenzhen Longmai Information Co., Ltd. President and Technology Director of Naoku Technology Holding Group. In 2001, Mr. He co-founded OP.CN, the predecessor company of Qvod Player, with Xin Wang and served as its Chairman. Mr. He served as the Executive Director of Guangdong Gaohe Financial Leasing Co., Ltd. and the independent director of China Oil Gangran Energy Group Holdings Limited (08132.HK). Mr. He holds an MBA from Columbia Southern University and a Bachelor Degree from Hunan Normal University. Mr. He holds a PMP and ICAA. Mr. He was selected to serve as our director due to his experience in the technology industry.

Michael L. Coyne, our director, has 7 years of extensive experience in capitals markets, business development, and deal origination. Since 2018, He has been serving as Head of Capital Markets at Ingalls & Snyder, an investment advisory firm based in. New York, and is currently a Senior Director. At Ingalls & Snyder, he built a capital markets investing and underwriting business, targeting listed IPOs, secondary offerings, and block trades in technology, biotechnology, SPACs, and closed-end funds. He has participated in hundreds of SPAC transactions through underwriting, merger advisory closing, PIPEs, risk capital sourcing, and selling groups. From August 2015 to February 2018, Mr. Coyne served as Vice President and Head of Syndicate at Capital Integration Systems, an online financial services platform based in New York, where he diversified revenue sources by orchestrating the firm’s first international pre-IPO private placement, increasing client secondary equity trading, and developing relationships with investment banks. From February 2012 to July 2019, Mr. Coyne spent 7 years in the Army National Guard and the U.S. Army as 1st Lieutenant. His positions included Executive Officer, Task Force Officer-in-Charge, Platoon Leader and Operations Officer, which he fulfilled both domestically and in Afghanistan. Mr. Coyne passed the Financial Industry Regulatory Authority (FINRA) Series 7, 63, 24, 79 examinations and is a Securities Industry Essentials (SIE) license holder. Mr. Coyne earned his Bachelor of Arts degree in Political Science and International Affairs from Northeastern University in 2011, and his MBA from Leonard N. Stern School of Business, New York University in 2019. We believe that Mr. Coyne is qualified to serve on our board of directors based on his extensive experience in capitals markets, business development, deal origination and SPACs.

Number and Terms of Office of Officers and Directors

We have five directors as of December 31, 2024. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Xinfeng Feng and Wen He, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Gan Kim Hai and Li Wei, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Michael L. Coyne and Jichuan Yang, will expire at the third annual meeting of shareholders. There is no requirement under the Companies Act for us to hold annual or general meetings to elect directors. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

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

Our officer or director may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months from the closing of our Initial Public Offering (or up to 33 months, if we extend the time to complete a Business Combination).

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	Our officers may become an officer or director of any other SPACs even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months from the closing of our Initial Public Offering (or up to 33 months, if we extend the time to complete a Business Combination); as a result, our officers or directors may present a potential target to our competitor that would had been presented to us or devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our Initial Shareholders have agreed to waive their redemption rights with respect to any Founder Shares, private shares and any Public Shares held by them in connection with the consummation of our initial business combination. Additionally, our Initial Shareholders have agreed to waive their redemption rights with respect to any Founder Shares and private shares held by them if we fail to consummate our initial business combination within 24 months from the closing of our Initial Public Offering (or up to 33 months, if we extend the time to complete a Business Combination). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Units and underlying securities will be worthless. With certain limited exceptions, 50% of the Founder Shares and Private Placement Units (and underlying securities) will not be transferable, assignable by our founders until the earlier to occur of: (A) six months after the date of the consummation of our initial business combination, or (B) the date on which the closing price of our Ordinary Shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the Founder Shares and Private Placement Units (and underlying securities) may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. Since members of our management may directly or indirectly own Ordinary Shares, Warrants and Rights, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our founders may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as we may obtain loans from our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial business combination. Up to $500,000 of such loans may be convertible into working capital units at a price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the Private Placement Units sold in the private placement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table reflects record or beneficial ownership of the private shares underlying the Private Placement Units.

The following table is based on 3,469,450 Ordinary Shares outstanding at April 15, 2025. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Share
Alphamade Holding LP (2)	1,099,200	31.868%
Doreen International Limited(2)	1,035,000	29.83%
Xinfeng Feng(2)	2,134,200	61.51%
Gan Kim Hai	—	—
Jichuan Yang	—	—
Li Wei	—	—
Wen He	—	—
Michael L. Coyne	—	—
All executive officers and directors as a group (6 individuals)	2,018,000	58.18%
Glazer Capital, LLC (3)	578,041	16.66%
Mizuho Financial Group, Inc. (4)	505,896	14.58%
Space Summit Capital, LLC (5)	475,000	13.69%
First Trust Capital Management L.P.(6)	445,959	12.85%
ATW SPAC Management, LLC (7)	188,093	5.42%
Boothbay Fund Management, LLC (8)	188,093	5.42%
Wolverine Asset Management, LLC (9)	433,010	12.48%
Karpus Investment Management (10)	342,567	9.87%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o AlphaTime Acquisition Corp, 500 Fifth Avenue, Suite 938, New York, NY 10110.

(2)	Our Sponsor is the record holder of Founder Shares reported herein. Ms. Feng is the sole director and shareholder of Doreen International Limited, which owns 60% of the Sponsor entity.

(3)	According to a Schedule 13G/A filed with the SEC on November 14, 2024, Glazer Capital, LLC owns 578,041 Ordinary Shares.

(4)	According to a Schedule 13G filed with the SEC on November 14, 2024, Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners 505,896 Ordinary Shares directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary.

(5)	According to a Schedule 13G filed with the SEC on January 4, 2023, Space Summit Capital, LLC owns 475,000 Ordinary Shares.

(6)	According to a Schedule 13G filed with the SEC on November 14, 2024, First Trust Merger Arbitrage Fund owned 400,279 shares of the outstanding Ordinary Shares, while First Trust Capital Management L.P., First Trust Capital Solutions L.P. and FTCS Sub GP LLC. collectively owned 445,959 shares of the outstanding Ordinary Shares.

(7)	According to a Schedule 13G filed with the SEC on February 13, 2025, ATW SPAC Management, LLC owns 188,093 Ordinary Shares.

(8)	According to a Schedule 13G/A filed with the SEC on February 13, 2025, Boothbay Fund Management, LLC owns 188,093 Ordinary Shares.

(9)	According to a Schedule 13G filed with the SEC on October 15, 2024, Wolverine Asset Management, LLC owns 433,010 Ordinary Shares

(10)	According to a Schedule 13G/A filed with the SEC on December 6, 2024, Karpus Investment Management owns 342,567 Ordinary Shares.

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

Private Placement

Simultaneously with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 370,500 Private Placement Units for a purchase price of $10.00 per unit in a private placement. On January 9, 2023, our Sponsor purchased 38,700 Private Placement Units in connection with the exercise of the over-allotment. Each private unit consists of one private share, one private warrant, and one private right entitling the holder thereof to receive one-tenth of one ordinary share upon the completion of an initial business combination. Each whole warrant is exercisable to purchase one ordinary share at $11.50 per share, subject to adjustment as described in our Registration Statement. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will expire worthless.

Service Arrangements

On December 30, 2022, we entered into an administrative services agreement with our Sponsor, pursuant to which the Sponsor agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor $10,000 per month for such administrative services. For the period from September 15, 2021 (inception) through December 31, 2024, the Company incurred and paid $0 in such fees.

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

Promissory Notes - Related Party

On September 21, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note expired on December 31, 2021. As of December 31, 2024 and 2023, $0 was outstanding.

On September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, which was used to fund the first extension of the time to complete the business combination. On April 12, 2024, the Company amended and restated the promissory note to extend the maturity date to the earlier of January 4, 2025 or promptly after the date of the consummation of the business combination. As of December 31, 2024, $712,500 was outstanding.

On December 28, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $660,000.00 which was used to fund the second extension of the time to complete the business combination. As of December 31, 2024, $550,000 was outstanding.

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

Our Sponsor, under which the Sponsor may loan us funds up to $300,000 for a portion of the expenses of our IPO. As of December 31, 2024, there were no borrowings outstanding under the promissory note. These loans would be non-interest bearing, unsecured and are due at the earlier of December 31, 2024.

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

The audit committee of our board of directors adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any Class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of UHY LLP, or UHY, acts as our independent registered public accounting firm. The following is a summary of fees paid to UHY for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2024 and for the year ended December 31, 2023 total approximately $192,821 and $117,989 respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees”. We did not pay UHY for professional services rendered for audit-related fees for the year ended December 31, 2024 and for the year ended December 31, 2023.

Tax Fees. We did not pay UHY for tax planning and tax advice for the year ended December 31, 2024 and for the year ended December 31, 2023.

All Other Fees. We did not pay UHY for other services for the year ended December 31, 2024 and for the year ended December 31, 2023.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 5, 2024, by and among AlphaTime Acquisition Corp, HCYC Holding Company, HCYC Group Company Limited and the additional parties thereto.(incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2024).
2.2	First Amendment to Agreement and Plan of Merger, dated as of August 19, 2024, by and among AlphaTime Acquisition Corp and HCYC Group Company Limited. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2024).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 7, 2022)
3.2	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
3.3	Form of Third Amended and Restated Memorandum and Articles of Association, adopted on December 28, 2023. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
3.4	Amendment to Third Amended and Restated Memorandum and Articles of Association, adopted on December 20, 2024. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2024).
4.1	Rights Agreement, dated December 30, 2022, by and between the Company and Equiniti Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
4.2	Warrant Agreement, dated December 30, 2022, by and between the Company and Equiniti Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
4.3	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
4.4	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
4.5	Specimen Warrant Certificate. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
4.6	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2023).
10.1	Letter Agreement, dated December 30, 2022, by and among the Company, its executive officers, its directors and Alphamade Holding LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.2	Investment Management Trust Agreement, dated December 30, 2022, by and between the Company and Equiniti Trust Company, LLC, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.3	Registration Rights Agreement, dated December 30, 2022, by and among the Company, Alphamade Holding, LP and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.4	Private Placement Unit Purchase Agreement, dated December 30, 2022, by and between the Company and Alphamade Holding LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.5	Units Purchase Option, dated December 30, 2022, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.6	Securities Escrow Agreement, dated December 30, 2022, by and among the Company, Equiniti Trust Company, LLC and the Initial Shareholders party thereto. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.7	Administrative Services Agreement, dated December 30, 2022, by and between the Company and Alphamade Holding, LP (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.9	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.10	Promissory Note, dated September 30, 2021, issued to Alphamade Holding LP(incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022

10.11	Amended and Restated Promissory Note, dated November 23, 2021, issued to Alphamade Holding LP (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022.
10.12	Second Amended and Restated Promissory Note, dated January 26, 2022, issued to Alphamade Holding LP (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022
10.13	Third Amended and Restated Promissory Note, dated October 20, 2022, issued to Alphamade Holding LP ((incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
10.14	Amendment to the Investment Management Trust Agreement, dated December 28, 2023, by and between AlphaTime Acquisition Corp and Equiniti Trust Company, LLC.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.15	Shareholder Support Agreement dated as of January 5, 2024, by and among AlphaTime Acquisition Corp, HCYC Group Company Limited and the additional parties thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2024).
10.16	Sponsor Support Agreement dated as of January 5, 2024, by and among AlphaTime Acquisition Corp,, HCYC Holding Company, AlphaMade Holding LP and the additional parties thereto. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2024).
10.17	Amendment to the Investment Management Trust Agreement, dated December 20, 2024, by and between AlphaTime Acquisition Corp and Equiniti Trust Company, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2024).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 7, 2022).
19*	Insider Trading Policy
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1*	Clawback Policy
101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Cayman Islands, on the 15th day of April, 2025.

ALPHATIME ACQUISITION CORP

By:	/s/ Gan Kim Hai
Name:	Gan Kim Hai
Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Gan Kim Hai	Principal Executive Officer and Director	April 15, 2025
Gan Kim Hai	(Principal Executive Officer)

/s/ Jichuan Yang	Principal Financial Officer	April 15, 2025
Jichuan Yang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Xinfeng Feng	Chairwoman	April 15, 2025
Xinfeng Feng

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of AlphaTime Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AlphaTime Acquisition Corp (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in shareholders’ (deficit)/equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared to assume the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and the Company’s cash and working capital are not sufficient to complete its planned activities one year from the issuance date of the financial statements. In addition, if the Company is unable to complete a business combination within one year from the issuance date of the financial statements, there will be a liquidation and subsequent dissolution. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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
New York, New York
April 15, 2025

ALPHATIME ACQUISITION CORP

BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets:
Current assets:
Cash	$1,425	$15,054
Prepaid expenses	15,313	43,052
Total current assets	16,738	58,106

Investment held in Trust Account	15,240,284	74,062,199
Total assets	$15,257,022	74,120,305
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$1,500,701	$649,589
Promissory notes – related party	1,262,500	690,000
Due to related parties	568,299	199,318
Total current liabilities	3,331,500	1,538,907
Deferred underwriting commission	2,415,000	2,415,000
Total liabilities	5,746,500	3,953,907
Commitments and Contingencies
Temporary Equity:
Ordinary shares subject to possible redemption, 1,335,250 and 6,900,000 shares at redemption value of $11.41 and $10.73 per share as of December 31, 2024 and December 31, 2023 respectively	15,240,284	74,062,199

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 2,134,200 shares issued and outstanding at December 31, 2024 and December 31, 2023	214	214
Additional paid-in capital	-	-
Accumulated deficit	(5,729,976)	(3,896,015)
Total Shareholders’ Deficit	(5,729,762)	(3,895,801)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$15,257,022	$74,120,305

The accompanying notes are an integral part of these financial statements.

ALPHATIME ACQUISITION CORP

STATEMENTS OF OPERATIONS

For the years ended December 31, 2024 and 2023

	For the year ended December 31, 2024	For the year ended December 31, 2023

Formation and operating costs	$1,283,961	$1,189,081

Total Expenses	$(1,283,961)	$(1,189,081)
Other income
Income earned on Trust Account	2,782,552	3,130,199
Net income	$1,498,591	$1,941,118

Weighted average shares outstanding of redeemable ordinary shares	4,747,637	6,830,959
Basic and diluted net income per share, redeemable ordinary shares	$0.44	$0.62
Weighted average shares outstanding of non-redeemable ordinary shares	2,134,200	2,130,307
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.27)	(1.07)

The accompanying notes are an integral part of these financial statements.

ALPHATIME ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT)/EQUITY

For the years ended December 31, 2024 and 2023

	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ (deficit)/equity
Balance as of December 31, 2022	1,725,000	$173	$24,827	$(9,802)	$15,198

Issuance of ordinary shares through public offering	6,000,000	600	59,999,400	-	60,000,000
Overallotment of ordinary shares	900,000	90	8,999,910	-	9,000,000
Issuance of ordinary shares for Private Units	370,500	37	3,704,963	-	3,705,000
Overallotment of Private Units	38,700	4	386,996	-	387,000
Sale of Unit Purchase Option	-	-	10,781	-	10,781
Underwriting discount	-	-	(1,612,500)	-	(1,612,500)
Deferred underwriting commission	-	-	(2,415,000)	-	(2,415,000)
Deduction for other offering costs	-	-	(865,199)	-	(865,199)
Initial measurement of ordinary shares subject to redemption under ASC 480-10-S99 against additional paid-in capital	(6,900,000)	(690)	(67,274,310)	-	(67,275,000)
Allocation of offering costs to ordinary shares subject to redemption	-	-	4,770,382	-	4,770,382
Accretion of carrying value of redeemable shares	-	-	(7,737,382)	-	(7,737,382)
Transfer of negative APIC to accumulated deficit	-	-	2,007,132	(2,007,132)	-
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and deposit	-	-	-	(3,820,199)	(3,820,199)
Net income	-	-	-	1,941,118	1,941,118
Balance as of December 31, 2023	2,134,200	$214	$-	$(3,896,015)	$(3,895,801)
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and deposit	-	-	-	(3,332,552)	(3,332,552)
Net income	-	-	-	1,498,591	1,498,591
Balance as of December 31, 2024	2,134,200	$214	$-	$(5,729,976)	$(5,729,762)

The accompanying notes are an integral part of these financial statements.

ALPHATIME ACQUISITION CORP

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2024 and 2023

	For the year ended December 31, 2024	For the year ended December 31, 2023
Cash Flows from Operating Activities:
Net income	$1,498,591	$1,941,118
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on Trust Account	(2,782,552)	(3,130,199)
Changes in current assets and liabilities:
Prepaid expenses	27,739	(35,000)
Accounts payable and accrued expenses	851,112	674,635
Due to related parties	368,981	173,389
Net cash used in operating activities	$(36,129)	$(376,057)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	$(550,000)	$(70,242,000)
Proceeds from sale of investments in the Trust Account	62,154,467	71,915,996
Purchase of investments in the Trust Account	-	(72,605,996)
Net cash provided by (used in) investing activities	$61,604,467	$(70,932,000)

Cash Flows from Financing Activities:
Proceeds from sale of ordinary shares	$-	$69,000,000
Proceeds from issuance of Private Units	-	4,092,000
Proceeds from issuance of promissory note to related party	572,500	690,000
Payment of underwriting discount	-	(1,612,500)
Proceeds from Unit Purchase Option	-	100
Redemption of ordinary shares	(62,154,467)	-
Payment to related party	-	(368,066)
Payment of offering costs	-	(478,423)
Net cash (used in) provided by financing activities	$(61,581,967)	$71,323,111

Net change in cash	(13,629)	15,054
Cash—beginning of the period	15,054	-
Cash—end of the period	$1,425	$15,054

Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accrued expenses	$-	$3,640
Deferred offering costs paid by related party	$-	$13,429
Deferred offering costs adjusted from prepaid expenses	$-	$60
Deferred offering costs charged to APIC	$-	$865,199
Deferred offering cost related to fair value of Unit Purchase Option net of proceeds	$-	$10,681
Allocation of offering costs to ordinary shares subject to redemption	$-	$4,770,382
Reclassification of ordinary shares subject to redemption	$-	$67,274,310
Remeasurement adjustment on class A common stock subject to possible redemption	$-	$8,427,382
Subsequent measurement of ordinary shares subject to possible redemption	$3,332,552	$3,130,199
Deferred underwriting commission charged to APIC	$-	$2,415,000

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

As on December 31, 2024, the Company had not commenced any operations. All activities for the period from September 15, 2021 (inception) through December 31, 2024, relates to the Company’s organizational activities, those necessary to prepare for and complete the initial public offering (“IPO”), identifying a target company for a business combination and activities in connection with the business combination. The Company will not generate any operating revenues until the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On September 27, 2023, the Company extended the time to complete its initial business combination from October 4, 2023 to January 4, 2024 by depositing an aggregate of $690,000 into the Trust Account. In connection with this extension, on September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, is payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination. On April 14, 2025, the Company entered into an amended and restated promissory note which extends the maturity date to be due promptly after the completion of the initial business combination.

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

At an extraordinary general meeting of shareholders held on December 20, 2024 (the “Second Meeting”), the Company adopted an amendment to the Third Amended and Restated Memorandum and Articles of Association (the “Amendment”) reflecting the extension of the date by which the Company must consummate a business combination from January 4, 2025 (the “Termination Date”) up to nine (9) times, each comprised of one month each (each an “Extension”) up to October 4, 2025 (i.e., for a period of time ending up to 33 months after the consummation of its Initial Public Offering for a total of nine (9) months after the Termination Date (assuming a business combination has not occurred). The Company also entered into an amendment (the “Second Trust Agreement Amendment”) to the Trust Agreement. Pursuant to the Second Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Termination Date up to nine (9) times, each comprised of one month each from the Termination Date, or extended date, as applicable, to October 4, 2025 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account an Extension Payment of $55,000 until October 4, 2025 (assuming a business combination has not occurred) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, that is payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination. Further, the Company has deposited a total of $385,000 into the Trust Account to extend the deadline to complete the business combination from April 4, 2024 to November 4, 2024. On November 4, 2024 and December 4, 2024, the Company entered into monthly extension letters with the sponsors to extend the timeline of the business combination from November 4, 2024 to December 4, 2024, from December 4, 2024 to January 4, 2025, respectively. The November and December extension funds were deposited into the trust account following December 31, 2024, and as a result, did not accrue interest income during that period. The November and December extension payments were not included in the common stock subject to possible redemption figures as of December 31, 2024.

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

Liquidity

As of December 31, 2024, the Company had a cash balance of $1,425 and a working capital deficit of $3,314,762. The Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, with the last extension termination date on October 4, 2025, and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan funds to the Company as may be required but there is no guarantee that the Company will receive such funds. As on December 31, 2024, there was an amount of $1,262,500 outstanding as loan against promissory notes issued to the Sponsor for extension of the period of business combination from October 4, 2023 to November 4, 2024. On November 4, 2024, December 4, 2024, and January 4, 2025, the Company entered into monthly extension letters with the sponsors to extend the timeline of the business combination from November 4, 2024 to December 4, 2024, from December 4, 2024 to January 4, 2025, and from January 4, 2025 to February 4, 2025, respectively. The November and December extension funds were deposited into the trust account following December 31, 2024, and as a result, did not accrue interest income during that period. The November and December extension payments were not included in the common stock subject to possible redemption figures as of December 31, 2024. Pursuant to the extension amendment approved by the shareholders by special resolution at the meeting on December 28, 2023, the Company has adopted the Company’s Third Amended and Restated Memorandum and Articles of Association, reflecting the extension of the date by which the Company must consummate a business combination from January 4, 2024, (the “Termination Date”) up to ten (10) times, with the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each up to January 4, 2025, by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the trust account (the “Trust Account”) $55,000 for each monthly extension (the “Extension Payment”) until January 4, 2025 ( for a period of time ending up to 24 months after the consummation of its initial public offering) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

In connection with the shareholders’ vote at the meeting on December 28, 2023, 2,160,774 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $23,302,146 (approximately $10.78 per share) has been removed from the Trust Account to pay such holders and approximately $51,712,221 remained in the Trust Account. Following the Redemption, the Company had 6,873,426 Ordinary Shares outstanding.

At an extraordinary general meeting of shareholders held on December 20, 2024 (the “Second Meeting”), the Company adopted an amendment to the Third Amended and Restated Memorandum and Articles of Association (the “Amendment”) reflecting the extension of the date by which the Company must consummate a business combination from January 4, 2025 (the “Termination Date”) up to nine (9) times, each comprised of one month each (each an “Extension”) up to October 4, 2025 (i.e., for a period of time ending up to 33 months after the consummation of its Initial Public Offering for a total of nine (9) months after the Termination Date (assuming a business combination has not occurred). The Company also entered into an amendment (the “Second Trust Agreement Amendment”) to the Trust Agreement. Pursuant to the Second Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Termination Date up to nine (9) times, each comprised of one month each from the Termination Date, or extended date, as applicable, to October 4, 2025 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account an Extension Payment of $55,000 until October 4, 2025 (assuming a business combination has not occurred) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

In connection with the shareholders’ vote at the Second Meeting, holders of 3,403,976 Ordinary Shares of the Company exercised their right to redeem such shares (the “Second Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $38,852,320.60 (approximately $11.41 per share) was removed from the Trust Account to pay such holders and approximately $15,240,284 remained in the Trust Account. Following the aforementioned Second Redemption, the Company had 3,469,450 Ordinary Shares outstanding.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2024 and December 31, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On December 31, 2024, the Company did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income/(loss) per share is the same as basic income/(loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the year ended December 31, 2024	For the year ended December 31, 2023

Net income	$1,498,591	$1,941,118
Income earned on Trust Account	(2,782,552)	(3,130,199)
Accretion of carrying value to redemption value	(550,000)	(8,427,382)
Net loss including accretion of equity into redemption value	$(1,833,961)	$(9,616,463)

	For the year ended December 31, 2024		For the year ended December 31, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(1,265,212)	(568,749)	(7,330,400)	(2,286,063)
Income earned on Trust Account	2,782,552	—	3,130,199	—
Accretion of temporary equity to redemption value	550,000	—	8,427,382	—
Allocation of net income/(loss)	2,067,340	(568,749)	4,227,181	(2,286,063)

Denominators:
Weighted-average shares outstanding	4,747,637	2,134,200	6,830,959	2,130,307
Basic and diluted net income/(loss) per share	0.44	(0.27)	0.62	(1.07)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2024, 1,335,250 ordinary shares subject to possible redemption are presented at redemption value of $11.41 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between the Public Shares, Public Warrants and Public Rights based on the relative fair values of the Public Shares, Public Warrants and Public Rights.

At December 31, 2024, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Rights	(621,000)
Proceeds allocated to Public Warrants	(1,104,000)
Allocation of offering costs related to redeemable shares	(4,770,382)
Accretion of carrying value to redemption value	7,737,382
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and extension deposit	3,820,199
Ordinary shares subject to possible redemption - December 31, 2023	$74,062,199
Redemption of public shares	(62,154,467)
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and extension deposit	3,332,552
Ordinary shares subject to possible redemption – December 31, 2024	$15,240,284

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Promissory Notes - Related Party

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

On September 27, 2023, the Company extended the time to complete its initial business combination from October 4, 2023 to January 4, 2024 by depositing an aggregate of $690,000 into the Trust Account. In connection with this extension, on September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, that is payable on the earlier of January 4, 2024 or promptly after the completion of an initial business combination. On April 12, 2024, the Company amended and restated the promissory note to extend the maturity date to the earlier of January 4, 2025 or promptly after the date of the consummation of the business combination. On April 14, 2025, the promissory note was further amended and restated to extend the maturity date to promptly after the date the business combination is consummated. On January 4, 2024, the Company raised $2,500 from the sponsor against a promissory note for working capital purposes and further raised an additional $20,000 on February 20, 2024, bringing the total drawdown beyond the original principal amount of $690,000. On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, that is payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination. Pursuant to the Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Termination Date up to ten (10) times, with the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each from the Termination Date, or extended date, as applicable, to January 4, 2025 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account $55,000 for each monthly extension (the “Extension Payment”) until January 4, 2025 (assuming a business combination has not occurred). Further, the Company drew down seven times monthly extension fund with aggregate amount of $385,000 under the promissory note and deposited into the Trust Account to extend the deadline to complete the business combination from April 4, 2024 to November 4, 2024. As on December 31, 2024 and 2023, there were outstanding as loan amounts of $1,262,500 and $690,000 respectively, against promissory notes.

Due to Related Parties

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of December 31, 2024 and December 31, 2023, due to related parties amounted to $568,299 and $199,318, respectively.

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

During the period from September 15, 2021 (inception) through December 31, 2024, a cash fee of $200,000 has been incurred as deferred offering costs for these services of which $160,000 has been paid by the Sponsor through December 31, 2022 and additional $40,000 was paid subsequently through December 31, 2023.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $120,000 was recorded for the year ended December 31, 2024, which is also included in Due to Related Parties and remained outstanding as of December 31, 2024.

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

Note 7 - Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024, and December 31, 2023, there were no preferred shares issued or outstanding.

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

Simultaneously, an amount of $352,350 due to related party was converted into over-allotment of Private Placement, and the underwriter deposited additional $34,650 on behalf of Sponsor for 17,325 Founder Shares for $2.00 per share which was sold by the Sponsor to underwriters. As a result, the Sponsor purchased an additional 38,700 Private Units, an aggregate of 409,200 units at a price of $10.00 per Private Placement Unit (an aggregate of $4,092,000). As of December 31, 2024, there were 2,134,200 ordinary shares issued and outstanding, excluding 1,335,250 shares subject to possible redemption.

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

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$15,240,284	$15,240,284	$-	$-

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$74,062,199	$74,062,199	$-	$-

The investment held in the Trust Account was previously invested in a U.S. Treasury Bill, classified as Level 2 security and matured on July 13, 2023. The proceeds from the matured U.S. Treasury Bill were then invested in a U.S. Treasury Money Market Fund, classified as Level 1 security.

Note 9 - Subsequent Events

The Company has evaluated subsequent events through the financial statements were available for issuance and determined that there were no significant unrecognized events through that date other than those noted below.

January 2, 2025, the Company entered into an extension letter to extend the timeline of the business combination from January 4, 2025 to February 4, 2025. On February 4, 2025, the Company entered into the extension letters to extend the timeline of the business combination from February 4, 2025 to March 4, 2025. On March 4, 2025, the Company entered into the extension letters to extend the timeline of the business combination from March 4, 2025 to April 4, 2025. On April 4, 2025, the Company entered into the extension letters to extend the timeline of the business combination from April 4, 2025 to May 4, 2025.

On March 17, 2025, Dajiang Guo resigned as chief executive officer and director of the Company, effective March 17, 2025. Mr. Guo’s resignation was due to personal reasons and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On March 18, 2025, Mr. Gan Kim Hai was appointed by the board of directors of the Company as chief executive officer and a director of the Company. Mr. Hai was appointed to serve as a Class II director with a term expiring on the Company’s second annual meeting of shareholders.

On April 14, 2025, the Company further amended and restated the promissory notes with Alphamade Holding LP to extend the maturity date to promptly after the date the business combination is consummated.

Subsequent to December 31, 2024, and through the date of this filing, the Company has borrowed an aggregate of $261,293 from HCYC to support its working capital needs.

