Form 10-Q
period 2025-03-31
ALPHATIME ACQUISITION CORP
filed 2025-05-20
CIK 1889106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 20, 2025, there were 3,469,450 ordinary shares, par value $0.0001 issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ALPHATIME ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2025 (unaudited)	December 31, 2024
Assets:
Current assets:
Cash	$1,377	$1,425
Prepaid expenses	75,361	15,313
Total current assets	76,738	16,738

Investment held in Trust Account	15,596,634	15,240,284
Total assets	$15,673,372	$15,257,022
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$1,501,092	$1,500,701
Promissory notes – related party	1,262,500	1,262,500
Due to HCYC	141,811	-
Due to related parties	724,478	568,299
Total current liabilities	3,629,881	3,331,500
Deferred underwriting commission	2,415,000	2,415,000
Total liabilities	6,044,881	5,746,500
Commitments and Contingencies
Temporary Equity:
Ordinary shares subject to possible redemption, 1,335,250 shares at redemption value of $11.68 and $11.41 per share as of March 31, 2025 and December 31, 2024 respectively	15,596,634	15,240,284

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 2,134,200 shares issued and outstanding at March 31, 2024 and December 31, 2023 respectively	214	214
Additional paid-in capital	-	-
Accumulated deficit	(5,968,357)	(5,729,976)
Total Shareholders’ Deficit	(5,968,143)	(5,729,762)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$15,673,372	$15,257,022

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2025 and 2024 (Unaudited)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024

Formation and operating costs	$183,402	$344,903

Total Expenses	$(183,402)	$(344,903)
Other income
Income earned on Trust Account	301,371	787,168
Net income	$117,969	$442,265

Weighted average shares outstanding of redeemable ordinary shares	1,335,250	4,810,460
Basic and diluted net income per share, redeemable ordinary shares	$0.20	$0.12
Weighted average shares outstanding of non-redeemable ordinary shares	2,134,200	2,134,200
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.07)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three months ended March 31, 2025 and 2024 (Unaudited)

	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
Balance as of December 31, 2023	2,134,200	$214	$-	$(3,896,015)	$(3,895,801)
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and deposit	-	-	-	(952,168)	(952,168)
Net income	-	-	-	442,265	442,265
Balance as of March 31, 2024	2,134,200	$214	$-	$(4,405,918)	$(4,405,704)

	Ordinary Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit

Balance as of December 31, 2024	2,134,200	$214	$-	$(5,729,976)	$(5,729,762)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(356,350)	(356,350)
Net income	-	-	-	117,969	117,969
Balance as of March 31, 2025	2,134,200	$214	$-	$(5,968,357)	$(5,968,143)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2025 and 2024 (Unaudited)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Cash Flows from Operating Activities:
Net income	$117,969	$442,265
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on Trust Account	(301,371)	(787,168)
Changes in current assets and liabilities:
Prepaid expenses	(60,048)	(63,258)
Accrued offering costs and expenses	391	343,231
Due to HCYC	141,811	-
Due to related party	156,179	39,305
Net cash provided by (used in) operating activities	$54,931	(25,625)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	$(54,979)	$(165,000)
Cash withdrawn from Trust Account in connection with redemption	-	23,302,146
Net cash provided by (used in) investing activities	$(54,979)	$23,137,146

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	-	185,000
Redemption of ordinary shares	-	(23,302,146)
Net cash used in financing activities	$-	$(23,117,146)

Net change in cash	(48)	(5,625)
Cash—beginning of the period	1,425	15,054
Cash—end of the period	$1,377	$9,429

Supplemental disclosure of noncash financing activities:
Remeasurement adjustment on class A common stock subject to possible redemption	$54,979	$165,000
Subsequent measurement of ordinary shares subject to possible redemption	$301,371	$787,168

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations and Liquidity

AlphaTime Acquisition Corp (the “Company”) was incorporated in the Cayman Islands on September 15, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As on March 31, 2025, the Company had not commenced any operations. All activities for the period from September 15, 2021 (inception) through March 31, 2025 relates to the Company’s organizational activities, those necessary to prepare for and complete the initial public offering (“IPO”), identifying a target company for a business combination and activities in connection with the business combination. The Company will not generate any operating revenues until the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, that is payable promptly after the completion of an initial business combination. Further, the Company has deposited a total of $439,979 into the Trust Account to extend the deadline to complete the business combination from April 4, 2024 to December 4, 2024. On December 4, 2024, January 4, 2025, February 4, 2025, March 4, 2025, the Company entered into extension letters to extend the timeline of the business combination on a monthly basis through April 4, 2025. As of March 31, 2025, the extension payments for December, January, February, and March had not yet been deposited into the Trust Account and, accordingly, did not accrue interest income during the period. These extension payments were also not included in the common stock subject to possible redemption as of March 31, 2025.

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

Liquidity

As of March 31, 2025, the Company had a cash balance of $1,377 and a working capital deficit of $3,553,143. The Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, with the last extension termination date on October 4, 2025, and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan funds to the Company as may be required but there is no guarantee that the Company will receive such funds. As on March 31, 2025, there was an amount of $1,262,500 outstanding as loan against promissory notes issued to the Sponsor for extension of the period of business combination from October 4, 2023 to November 4, 2024 and an additional loan of $54,979 borrowed from HCYC (as defined below) to extend the business combination period from November 4, 2024 to December 4, 2024. On December 4, 2024, January 4, 2025, February 4, 2025, March 4, 2025, the Company entered into extension letters to extend the timeline of the business combination on a monthly basis through April 4, 2025. As of March 31, 2025, the extension payments for December, January, February, and March had not yet been deposited into the Trust Account and, accordingly, did not accrue interest income during the period. These extension payments were also not included in the common stock subject to possible redemption as of March 31, 2025. Pursuant to the extension amendment approved by the shareholders by special resolution at the meeting on December 28, 2023, the Company has adopted the Company’s Third Amended and Restated Memorandum and Articles of Association, reflecting the extension of the date by which the Company must consummate a business combination from January 4, 2024, (the “Termination Date”) up to ten (10) times, with the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each up to January 4, 2025, by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the trust account (the “Trust Account”) $55,000 for each monthly extension (the “Extension Payment”) until January 4, 2025 (the “Extended Date”) (for a period of time ending up to 24 months after the consummation of its initial public offering) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

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

At an extraordinary general meeting of shareholders held on December 20, 2024 (the “Second Meeting”), the Company adopted an amendment to the Third Amended and Restated Memorandum and Articles of Association (the “Second Amendment”) reflecting the extension of the date by which the Company must consummate a business combination from the Extended Date up to nine (9) times, each comprised of one month each (each an “Extension”) up to October 4, 2025 (i.e., for a period of time ending up to 33 months after the consummation of its Initial Public Offering for a total of nine (9) months after the Extended Date (assuming a business combination has not occurred). The Company also entered into an amendment (the “Second Trust Agreement Amendment”) to the Trust Agreement. Pursuant to the Second Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Extended Date up to nine (9) times, each comprised of one month each from the Extended Date, as applicable, to October 4, 2025 by providing five days’ advance notice to the trustee prior to the applicable Extended Date, and depositing into the Trust Account an Extension Payment of $55,000 until October 4, 2025 (assuming a business combination has not occurred) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

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

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on April 15, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On March 31, 2025, the Company did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income/(loss) per share is the same as basic income/(loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024

Net income	$117,969	$442,265
Income earned on Trust Account	(301,371)	(787,168)
Accretion of carrying value to redemption value	(54,979)	(165,000)
Net loss including accretion of equity into redemption value	$(238,381)	$(509,903)

	Three months ended March 31, 2025		Three months ended March 31, 2024
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(91,743)	(146,638)	(353,202)	(156,701)
Income earned on Trust Account	301,371	—	787,168	—
Accretion of temporary equity to redemption value	54,979	—	165,000	—
Allocation of net income/(loss)	264,607	(146,638)	598,966	(156,701)

Denominators:
Weighted-average shares outstanding	1,335,250	2,134,200	4,810,460	2,134,200
Basic and diluted net income/(loss) per share	0.20	(0.07)	0.12	(0.07)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2025, 1,335,250 ordinary shares subject to possible redemption are presented at redemption value of $11.68 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between the Public Shares, Public Warrants and Public Rights based on the relative fair values of the Public Shares, Public Warrants and Public Rights.

At March 31, 2025, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption – December 31, 2024	$15,240,284

Redemption of public shares	-
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and extension deposit	356,350
Ordinary shares subject to possible redemption - March 31, 2025	$15,596,634

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

On September 27, 2023, the Company extended the time to complete its initial business combination from October 4, 2023 to January 4, 2024 by depositing an aggregate of $690,000 into the Trust Account. In connection with this extension, on September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, that is payable on the earlier of January 4, 2024 or promptly after the completion of an initial business combination. On April 12, 2024, the Company amended and restated the promissory note to extend the maturity date to the earlier of January 4, 2025 or promptly after the date of the consummation of the business combination. On April 14, 2025, the promissory note was further amended and restated to extend the maturity date to promptly after the date the business combination is consummated. On January 4, 2024, the Company raised $2,500 from the sponsor against a promissory note for working capital purposes and further raised an additional $20,000 on February 20, 2024, bringing the total drawdown beyond the original principal amount of $690,000. On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, that is payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination. On April 14, 2025, the Company amended and restated the promissory note to extend the maturity date to promptly after the date of the consummation of the business combination.  Pursuant to the Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Termination Date up to ten (10) times, with the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each from the Termination Date, or extended date, as applicable, to January 4, 2025 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account $55,000 for each monthly extension (the “Extension Payment”) until January 4, 2025 (assuming a business combination has not occurred). Further, the Company drew down seven times monthly extension fund with aggregate amount of $385,000 under the promissory note and deposited into the Trust Account to extend the deadline to complete the business combination from April 4, 2024 to November 4, 2024. As on March 31, 2025 and December 31, 2024, there were outstanding as loan amounts of $1,262,500 against promissory notes.

Due to Related Parties

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of March 31, 2025 and December 31, 2024, due to related parties amounted to $724,478 and $568,299, respectively.

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

During the period from September 15, 2021 (inception) through March 31, 2025, a cash fee of $200,000 has been incurred as deferred offering costs for these services of which $160,000 has been paid by the Sponsor through December 31, 2022 and additional $40,000 was paid subsequently through December 31, 2023.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $30,000 was recorded for both the quarters ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, administration fees of $150,000 and $120,000, respectively, were included in Due to Related Parties and remained outstanding.

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

Due to HCYC

The target company, HCYC, paid certain operating costs and extension funds on behalf of the Company. As of March 31, 2025 and December 31, 2024, due to HCYC amounted to $141,811 and $0, respectively.

Note 7 - Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025, and December 31, 2024, there were no preferred shares issued or outstanding.

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

Simultaneously, an amount of $352,350 due to related party was converted into over-allotment of Private Placement, and the underwriter deposited additional $34,650 on behalf of Sponsor for 17,325 Founder Shares for $2.00 per share which was sold by the Sponsor to underwriters. As a result, the Sponsor purchased an additional 38,700 Private Units, an aggregate of 409,200 units at a price of $10.00 per Private Placement Unit (an aggregate of $4,092,000). As of March 31, 2025, there were 2,134,200 ordinary shares issued and outstanding, excluding 1,335,250 shares subject to possible redemption.

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

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
	As of	Markets	Inputs	Inputs
	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$15,596,634	$15,596,634	$-	$-

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
	As of	Markets	Inputs	Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$15,240,284	$15,240,284	$-	$-

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

On April 4, 2025, the Company entered into an extension letter to extend the timeline of the business combination from April 4, 2025 to May 4, 2025. On May 4, 2025, the Company entered into the extension letters to extend the timeline of the business combination from May 4, 2025 to June 4, 2025.

On April 17, 2025, the Company received a letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that, for the last 30 consecutive business days, the Minimum Value of Listed Securities (MVLS) of the Company’s ordinary shares, $0.00001 par value per share, has been below the minimum of $50 million required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “Minimum Market Value of Listed Securities Requirement”). The notice stated that the Company has been provided a compliance period of 180 calendar days from receipt of letters, or until October 14, 2025 (the “Compliance Period”) to regain compliance. In order to regain compliance, the MVLS of the Company’s securities must be at least $50 million for a minimum of ten consecutive business days. If the Company does not regain compliance within the 180-day period, the securities will be subject to delisting.

On April 30, 2025, Jichuan Yang resigned as chief financial officer and director of the Company, effective April 30, 2025. Mr. Yang’s resignation was due to personal reasons and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On May 6, 2025, Ms. Shan Yingxuan was appointed by the board of directors of the Company as chief financial officer and a director of the Company. Ms. Shan was appointed to serve as a Class III director with a term expiring on the Company’s third annual meeting of shareholders.

Subsequent to March 31, 2025, and through the date of this filing, the Company has borrowed an aggregate of $285,086 from HCYC to support its working capital needs.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to March 31, 2025, have been organizational activities and those necessary to consummate the Initial Public Offering (“IPO”), described below. Following our IPO, we will not generate any operating revenues until the completion of our initial business combination. We will generate non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $117,969, which consists of loss of $183,402 derived from formation and operating costs offset by income earned on investment held in Trust Account of $301,371.

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

Following the closing of our IPO and the sale of over-allotment units, an aggregate of $70,242,000 ($10.18 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”). As of March 31, 2025, we had marketable securities held in the Trust Account of $15,596,634 consisting of securities held in a treasury money market fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account (less amounts released to us for taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest and dividend income to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest and dividend income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. Through March 31, 2025, we did not withdraw any income earned on the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had a cash balance of $1,377 and a working capital deficit of $3,553,143. Until the consummation of our IPO, our liquidity needs were satisfied through a capital contribution from our Sponsor of $25,000 to purchase the founder shares. As on March 31, 2025, there was an amount of $1,262,500 outstanding as loan against promissory notes issued to the Sponsor for extension of the period of business combination from October 4, 2023 to November 4, 2024 and an additional loan of $54,979 borrowed from HCYC to extend the business combination period from November 4, 2024 to December 4, 2024. On December 4, 2024, January 4, 2025, February 4, 2025, March 4, 2025, the Company entered into extension letters to extend the timeline of the business combination on a monthly basis through April 4, 2025. Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

Pursuant to the extension amendment approved by the shareholders by special resolution at the meeting on December 28, 2023, the Company has adopted the Company’s Third Amended and Restated Memorandum and Articles of Association, reflecting the extension of the date by which the Company must consummate a business combination from January 4, 2024, (the “Termination Date”) up to ten (10) times, with the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each up to January 4, 2025, by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the trust account (the “Trust Account”) $55,000 for each monthly extension (the “Extension Payment”) up to January 4, 2025 (the “Extended Date”) (i.e., for a period of time ending up to 24 months after the consummation of its initial public offering) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

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

At an extraordinary general meeting of shareholders held on December 20, 2024 (the “Second Meeting”), the Company adopted an amendment to the Third Amended and Restated Memorandum and Articles of Association (the “Second Amendment”) reflecting the extension of the date by which the Company must consummate a business combination from the Extended Date up to nine (9) times, each comprised of one month each (each an “Extension”) up to October 4, 2025 (i.e., for a period of time ending up to 33 months after the consummation of its Initial Public Offering for a total of nine (9) months after the Extended Date (assuming a business combination has not occurred). The Company also entered into an amendment (the “Second Trust Agreement Amendment”) to the Trust Agreement. Pursuant to the Second Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Extended Date up to nine (9) times, each comprised of one month each from the Extended Date, as applicable, to October 4, 2025 by providing five days’ advance notice to the trustee prior to the applicable Extended Date, and depositing into the Trust Account an Extension Payment of $55,000 until October 4, 2025 (assuming a business combination has not occurred) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

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

On September 27, 2023, the Company extended the time to complete its initial business combination from October 4, 2023 to January 4, 2024 by depositing an aggregate of $690,000 into the Trust Account. In connection with this extension, on September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, that is payable on the earlier of January 4, 2024 or promptly after the completion of an initial business combination. On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. On February 20, 2024, the Company further raised $20,000 from the sponsor against a promissory note. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, that is payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination. On April 14, 2025, the Company amended and restated the promissory note to extend the maturity date to promptly after the date of the consummation of the business combination. As on March 31, 2025 and December 31, 2024, there were outstanding as loan amounts of $1,262,500 and $1,262,500, respectively, against a promissory note issued to the Sponsor for extension of the period of business combination from October 4, 2023 to November 4, 2024. In addition, the Company borrowed an loan of $54,979 from HCYC to extend the business combination period from November 4, 2024 to December 4, 2024. On December 4, 2024, January 4, 2025, February 4, 2025, March 4, 2025, the Company entered into extension letters to extend the timeline of the business combination on a monthly basis through April 4, 2025. As of March 31, 2025, the extension payments for December, January, February, and March had not yet been deposited into the Trust Account and, accordingly, did not accrue interest income during the period. These extension payments were also not included in the common stock subject to possible redemption as of March 31, 2025.

Due to Related Parties

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of March 31, 2025 and December 31, 2024, due to related party amounted to $727,478 and $568,299, respectively.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $30,000 was recorded for both the three months ended March 31, 2025 and 2024.

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

During the period from September 15, 2021 (inception) through March 31, 2025, a cash fee of $200,000 has been incurred as deferred offering costs for these services of which $160,000 has been paid by the Sponsor through December 31, 2022 and additional $40,000 was paid subsequently through December 31, 2023.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that were directly related to our IPO and that were charged to shareholders’ equity upon the completion of our IPO on January 4, 2023. As of March 31, 2025 and December 31, 2024, there were no deferred offering costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer evaluated, as of March 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025, due to the material weakness in our internal control over financial reporting related to insufficient review of related party transactions. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for related party transactions and ensure that communication with related parties is sufficient to ensure completeness of related party transactions.

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

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 15, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

May 20, 2025

ALPHATIME ACQUISITION CORP

By:	/s/ Gan Kim Hai
Gan Kim Hai
Chief Executive Officer (Principal Executive Officer)

