Form 10-Q
period 2025-09-30
ALPHATIME ACQUISITION CORP
filed 2025-11-18
CIK 1889106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 18, 2025, there were 2,551,636 ordinary shares, par value $0.0001 issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ALPHATIME ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30, 2025 (unaudited)	December 31, 2024
Assets:
Current assets:
Cash	$1,281	$1,425
Prepaid expenses	25,464	15,313
Total current assets	26,745	16,738

Investment held in Trust Account	16,023,769	15,240,284
Total assets	$16,050,514	$15,257,022
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$1,334,872	$1,500,701
Promissory notes – related party	1,262,500	1,262,500
Due to HCYC	586,553	-
Due to related parties	784,700	568,299
Total current liabilities	3,968,625	3,331,500
Deferred underwriting commission	2,415,000	2,415,000
Total liabilities	6,383,625	5,746,500
Commitments and Contingencies (Note 6)
Temporary Equity:
Ordinary shares subject to possible redemption, 1,335,250 shares at redemption value of $12.00 and $11.41 per share as of September 30, 2025 and December 31, 2024 respectively	16,023,769	15,240,284

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 2,134,200 shares issued and outstanding at September 30, 2025 and December 31, 2024 respectively	214	214
Additional paid-in capital	-	-
Accumulated deficit	(6,357,094)	(5,729,976)
Total Shareholders’ Deficit	(6,356,880)	(5,729,762)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$16,050,514	$15,257,022

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2025 and 2024 (Unaudited)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30,2024

Formation and operating costs, net	$(1,227)	$280,163	$472,179	$915,533

Total Expenses, net	$1,227	$(280,163)	$(472,179)	$(915,533)
Other Income
Income earned on Trust Account	$164,486	$684,530	$628,546	$2,147,535
Net Income (Loss)	$165,713	$404,367	$156,367	$1,232,002

Weighted average shares outstanding of redeemable ordinary shares	1,335,250	4,739,226	1,335,250	4,762,884
Basic and diluted net income per share, redeemable ordinary shares	$0.15	$0.11	$0.41	$0.35
Weighted average shares outstanding of non-redeemable ordinary shares	2,134,200	2,134,200	2,134,200	2,134,200
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.01)	$(0.06)	$(0.18)	$(0.20)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three and nine months ended September 30, 2025 and 2024 (Unaudited)

	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
Balance as of December 31, 2023	2,134,200	$214	$-	$(3,896,015)	$(3,895,801)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(952,168)	(952,168)
Net income	-	-	-	442,265	442,265
Balance as of March 31, 2024	2,134,200	$214	$-	$(4,405,918)	$(4,405,704)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(840,837)	(840,837)
Net income	-	-	-	385,370	385,370
Balance as of June 30, 2024	2,134,200	$214	$-	$(4,861,385)	$(4,861,171)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(794,530)	(794,530)
Net income	-	-	-	404,367	404,367
Balance as of September 30, 2024	2,134,200	$214	$-	$(5,251,548)	$(5,251,334)

	Ordinary Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit

Balance as of December 31, 2024	2,134,200	$214	$-	$(5,729,976)	$(5,729,762)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(356,350)	(356,350)
Net income	-	-	-	117,969	117,969
Balance as of March 31, 2025	2,134,200	$214	$-	$(5,968,357)	$(5,968,143)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(212,689)	(212,689)
Net loss	-	-	-	(127,315)	(127,315)
Balance as of June 30, 2025	2,134,200	$214	$-	$(6,308,361)	$(6,308,147)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(214,446)	(214,446)
Net loss	-	-	-	165,713	165,713
Balance as of September 30, 2025	2,134,200	$214	$-	$(6,357,094)	$(6,356,880)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2025 and 2024 (Unaudited)

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Cash Flows from Operating Activities:
Net income	$156,367	$1,232,002
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on Trust Account	(628,546)	(2,147,535)
Changes in current assets and liabilities:
Prepaid expenses	(10,151)	11,588
Accrued offering costs and expenses	(165,829)	562,474
Due to HCYC	586,553	-
Due to related parties	216,401	305,390
Net cash provided by (used in) operating activities	$154,795	(36,081)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	$(154,939)	$(440,000)
Cash withdrawn from Trust Account in connection with redemption	-	23,302,146
Net cash (used in) provided by investing activities	$(154,939)	$22,862,146

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	-	462,500
Redemption of ordinary shares	-	(23,302,146)
Net cash used in financing activities	$-	$(22,839,646)

Net change in cash	(144)	(13,581)
Cash—beginning of the period	1,425	15,054
Cash—end of the period	$1,281	$1,473

Supplemental disclosure of noncash financing activities:
Remeasurement adjustment on class A common stock subject to possible redemption	$154,939	$440,000
Subsequent measurement of ordinary shares subject to possible redemption	$628,546	$2,147,535

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

As on September 30, 2025, the Company had not commenced any operations. All activities for the period from September 15, 2021 (inception) through September 30, 2025 relates to the Company’s organizational activities, those necessary to prepare for and complete the initial public offering (“IPO”), identifying a target company for a business combination and activities in connection with the business combination. The Company will not generate any operating revenues until the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, that is payable promptly after the completion of an initial business combination. Further, the Company has deposited a total of $539,939 into the Trust Account to extend the deadline to complete the business combination from April 4, 2024 to February 4, 2025. The total deposits made to date were $10,061 less than the amount required to fully fund the extensions through February 4, 2025, and, as a result, a portion of the extensions remained unfunded as of September 30, 2025. Thereafter, the Company entered into additional extension letters to extend the timeline of the business combination on a monthly basis through October 4, 2025. As of September 30, 2025, the extension payments for January through September, together with the $10,061 shortfall from prior extensions, in aggregate totaling $450,061 had not yet been deposited into the Trust Account and, accordingly, did not accrue interest income during the period. These extension payments were also not included in the common stock subject to possible redemption as of September 30, 2025.

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

Liquidity

As of September 30, 2025, the Company had a cash balance of $1,281 and a working capital deficit of $3,941,880. The Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, with the last extension termination date on January 4, 2026, and such period is not extended  , there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan funds to the Company as may be required but there is no guarantee that the Company will receive such funds. As on September 30, 2025, there was an amount of $1,262,500 outstanding as loan against promissory notes issued to the Sponsor for extension of the period of business combination from October 4, 2023 to November 4, 2024 and an additional loan of $154,939 borrowed from HCYC (as defined below) to extend the business combination period from November 4, 2024 to February 4, 2025. The total deposits made to date were $10,061 less than the amount required to fully fund the extensions through February 4, 2025. Thereafter, the Company entered into extension letters to extend the timeline of the business combination on a monthly basis through October 4, 2025. As of September 30, 2025, the extension payments relating to January through June 2025, together with the $10,061 shortfall from prior extensions, in aggregate totaling $450,061 had not yet been deposited into the Trust Account and, accordingly, did not accrue interest income during the period. These extension payments were also not included in the common stock subject to possible redemption as of September 30, 2025. Pursuant to the extension amendment approved by the shareholders by special resolution at the meeting on December 28, 2023, the Company has adopted the Company’s Third Amended and Restated Memorandum and Articles of Association, reflecting the extension of the date by which the Company must consummate a business combination from January 4, 2024, (the “Termination Date”) up to ten (10) times, with the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each up to January 4, 2025, by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the trust account (the “Trust Account”) $55,000 for each monthly extension (the “Extension Payment”) until January 4, 2025 (the “Extended Date”) (for a period of time ending up to 24 months after the consummation of its initial public offering) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

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

On September 14, 2025, the “Company entered into Securities Purchase Agreements (the “SPA”) with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell, in a private placement, an aggregate of $11.5 million of its ordinary shares (the “PIPE Shares”) and accompanying warrants (the “PIPE Warrants”) to purchase ordinary shares of the Company (the “PIPE Financing”). The PIPE Financing is being conducted in connection with the Company’s previously announced business combination (the “Business Combination”) with HCYC Group Company Limited and related parties.

The SPA provides for the sale of an aggregate of 1,150,000 ordinary shares at a purchase price of $10.00 per share and warrants to purchase up to 2,300,000 ordinary shares at an exercise price of $10.00 per share, subject to adjustment as set forth in the PIPE Warrants. The PIPE Warrants, which will be issued in connection with closing of the PIPE Financing, are exercisable immediately upon issuance and have a term of five years from the date of issuance. The PIPE Shares and PIPE Warrants, as well as the ordinary shares issuable upon exercise of the PIPE Warrants, are subject to registration rights as described below.

The PIPE Financing is expected to close substantially concurrently with the closing of the Business Combination, subject to the satisfaction of customary closing conditions.

On November 12, the registration statement on Form F-4 relating to the proposed business combination with HCYC was declared effective by the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents   as of September 30, 2025 and December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On September 30, 2025, the Company did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months ended September 30, 2025	Three Months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024

Net income	$165,713	$404,367	$156,367	$1,232,002
Income earned on Trust Account	(164,486)	(684,530)	(628,546)	(2,147,535)
Accretion of carrying value to redemption value	(49,960)	(110,000)	(154,939)	(440,000)
Net loss including accretion of equity into redemption value	$(48,733)	$(390,163)	$(627,118)	$(1,355,533)

	Three months ended September 30, 2025		Nine months ended September 30, 2025		Three months ended September 30, 2024		Nine months ended September 30, 2024
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Particulars	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(18,755)	(29,978)	(241,352)	(385,766)	(269,017)	(121,146)	(936,083)	(419,450)
Income earned on trust account	164,486	—	628,546	—	684,530	—	2,147,535	—
Accretion of temporary equity to redemption value	49,960	—	154,939	—	110,000	—	440,000	—
Allocation of net income (loss)	195,691	(29,978)	542,133	(385,766)	525,513	(121,146)	1,651,452	(419,450)

Denominators:
Weighted-average shares outstanding	1,335,250	2,134,200	1,335,250	2,134,200	4,739,226	2,134,200	4,762,884	2,134,200
Basic and diluted net income (loss) per share	0.15	(0.01)	0.41	(0.18)	0.11	(0.06)	0.35	(0.20)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2025, 1,335,250 ordinary shares subject to possible redemption are presented at redemption value of $12.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between the Public Shares, Public Warrants and Public Rights based on the relative fair values of the Public Shares, Public Warrants and Public Rights.

At September 30, 2025, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption – December 31, 2024	$15,240,284
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and extension deposit	356,350
Ordinary shares subject to possible redemption - March 31, 2025	$15,596,634
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and extension deposit	212,689
Ordinary shares subject to possible redemption – June 30, 2025	$15,809,323
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and extension deposit	214,446
Ordinary shares subject to possible redemption – September 30, 2025	$16,023,769

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Formation and operating costs

Formation and operating costs include expenses related to the Company’s establishment and its ongoing operating activities. The Company accrues estimated expenses including unbilled legal fees, and records adjustments for changes in those estimates in the corresponding financial statement line item within the condensed statements of operations.

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

On September 27, 2023, the Company extended the time to complete its initial business combination from October 4, 2023 to January 4, 2024 by depositing an aggregate of $690,000 into the Trust Account. In connection with this extension, on September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, that is payable on the earlier of January 4, 2024 or promptly after the completion of an initial business combination. On April 12, 2024, the Company amended and restated the promissory note to extend the maturity date to the earlier of January 4, 2025 or promptly after the date of the consummation of the business combination. On April 14, 2025, the promissory note was further amended and restated to extend the maturity date to promptly after the date the business combination is consummated. On January 4, 2024, the Company raised $2,500 from the sponsor against a promissory note for working capital purposes and further raised an additional $20,000 on February 20, 2024, bringing the total drawdown beyond the original principal amount of $690,000. On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, that is payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination. On April 14, 2025, the Company amended and restated the promissory note to extend the maturity date to promptly after the date of the consummation of the business combination. Pursuant to the Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Termination Date up to ten (10) times, with the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each from the Termination Date, or extended date, as applicable, to January 4, 2025 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account $55,000 for each monthly extension (the “Extension Payment”) until January 4, 2025 (assuming a business combination has not occurred). Further, the Company drew down seven times monthly extension fund with aggregate amount of $385,000 under the promissory note and deposited into the Trust Account to extend the deadline to complete the business combination from April 4, 2024 to November 4, 2024. As on September 30, 2025 and December 31, 2024, there were outstanding as loan amounts of $1,262,500 against promissory notes.

Due to Related Parties

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of September 30, 2025 and December 31, 2024, due to related parties amounted to $784,700 and $568,299, respectively.

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

During the period from September 15, 2021 (inception) through September 30, 2025, a cash fee of $200,000 has been incurred as deferred offering costs for these services of which $160,000 has been paid by the Sponsor through December 31, 2022 and additional $40,000 was paid subsequently through December 31, 2023.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $30,000 was recorded for both the quarters ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, administration fees of $210,000 and $120,000, respectively, were included in Due to Related Parties and remained outstanding.

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

Due to HCYC

The target company, HCYC, paid certain operating costs and extension funds on behalf of the Company. As of September 30, 2025 and December 31, 2024, due to HCYC amounted to $586,553 and $0, respectively.

Note 7 - Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, and December 31, 2024, there were no preferred shares issued or outstanding.

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

Simultaneously, an amount of $352,350 due to related party was converted into over-allotment of Private Placement, and the underwriter deposited additional $34,650 on behalf of Sponsor for 17,325 Founder Shares for $2.00 per share which was sold by the Sponsor to underwriters. As a result, the Sponsor purchased an additional 38,700 Private Units, an aggregate of 409,200 units at a price of $10.00 per Private Placement Unit (an aggregate of $4,092,000). As of September 30, 2025, there were 2,134,200 ordinary shares issued and outstanding, excluding 1,335,250 shares subject to possible redemption.

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

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$16,023,769	$16,023,769	$-	$-

		Quoted	Significant	Significant
		Prices in	Other	Other
	As of	Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$15,240,284	$15,240,284	$-	$-

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

On October 1, 2025, the Company held an extraordinary general meeting, solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination from October 4, 2025 to January 4, 2026, with all three (3) extensions comprised of one month each and (ii) the proposal to amend the Company’s investment management trust agreement, dated as of December 30, 2022, by and between the Company and Equiniti Trust Company, LLC to allow the Company to extend the Termination Date up to three (3) times, with each extension comprised of one month each from the Termination Date, or extended date, as applicable, to January 4, 2026, by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the trust account $55,000 for each monthly extension until January 4, 2026.

In connection with the shareholders’ vote at the Meeting, holders of 917,814 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $11,362,537(approximately $12.38 per share) will be removed from the Trust Account to pay such holders.

On October 4, 2025, the Company entered into an extension letter to extend the timeline of the business combination from October 4, 2025 to November 4, 2025. On November 4, 2025, the Company entered into the extension letters to extend the timeline of the business combination from November 4, 2025 to December 4, 2025.

On November 12, the registration statement on Form F-4 relating to the proposed business combination with HCYC was declared effective by the SEC.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to September 30, 2025, have been organizational activities and those necessary to consummate the Initial Public Offering (“IPO”), described below. Following our IPO, we will not generate any operating revenues until the completion of our initial business combination. We will generate non-operating income in the form of interest income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $165,713, which consists of income of $1,227 derived from formation and operating costs offset by income earned on investment held in Trust Account of $164,486.

For the nine months ended September 30, 2025, we had a net income of $156,367, which consists of loss of $472,179 derived from formation and operating costs offset by income earned on investment held in Trust Account of $628,546.

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

Following the closing of our IPO and the sale of over-allotment units, an aggregate of $70,242,000 ($10.18 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”). As of September 30, 2025, we had marketable securities held in the Trust Account of $16,023,769 consisting of securities held in a treasury money market fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account (less amounts released to us for taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest and dividend income to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest and dividend income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. Through September 30, 2025, we did not withdraw any income earned on the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had a cash balance of $1,281 and a working capital deficit of $3,941,880. As on September 30, 2025, there was an amount of $1,262,500 outstanding as loan against promissory notes issued to the Sponsor for extension of the period of business combination from October 4, 2023 to November 4, 2024 and an additional loan of $154,939 borrowed from HCYC (as defined below) to extend the business combination period from November 4, 2024 to February 4, 2025. The total deposits made to date were $10,061 less than the amount required to fully fund the extensions through February 4, 2025.   Thereafter, the Company entered into extension letters to extend the timeline of the business combination on a monthly basis through October 4, 2025. Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates have committed to loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, there is no guarantee that the Company will receive such funds.

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

On September 27, 2023, the Company extended the time to complete its initial business combination from October 4, 2023 to January 4, 2024 by depositing an aggregate of $690,000 into the Trust Account. In connection with this extension, on September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, that is payable on the earlier of January 4, 2024 or promptly after the completion of an initial business combination. On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. On February 20, 2024, the Company further raised $20,000 from the sponsor against a promissory note. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, that is payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination. On April 14, 2025, the Company amended and restated the promissory note to extend the maturity date to promptly after the date of the consummation of the business combination. As on September 30, 2025 and December 31, 2024, there were outstanding as loan amounts of $1,262,500 and $1,262,500, respectively, against a promissory note issued to the Sponsor for extension of the period of business combination from October 4, 2023 to November 4, 2024 The total deposits made to date were $10,061 less than the amount required to fully fund the extensions through February 4, 2025. Thereafter, the Company entered into extension letters to extend the timeline of the business combination on a monthly basis through October 4, 2025. As of September 30, 2025, the extension payments relating to January through June 2025, together with the $10,061 shortfall from prior extensions, in aggregate totaling $450,061   had not yet been deposited into the Trust Account and, accordingly, did not accrue interest income during the period. These extension payments were also not included in the common stock subject to possible redemption as of September 30, 2025.

Due to Related Parties

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of September 30, 2025 and December 31, 2024, due to related party amounted to $784,700 and $568,299, respectively.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $30,000 was recorded for both the three months ended September 30, 2025 and 2024, and $90,000 for the nine months ended September 30, 2025 and 2024.

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

No such fee was incurred for both the three and nine months ended September 30, 2025 and 2024.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025, due to the material weakness in our internal control over financial reporting related to insufficient review of related party transactions. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for related party transactions and ensure that communication with related parties is sufficient to ensure completeness of related party transactions.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and our Chief Financial Officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of September 30, 2025, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was not effective as of September 30, 2025, due to the material weakness in our internal control over financial reporting related to insufficient review of related party transactions. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for related party transactions and ensure that communication with related parties is sufficient to ensure completeness of related party transactions.

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

Redemptions

On October 1, 2025, the Company held the Extraordinary General Meeting to vote on the Extension Amendment Proposal and the Trust Agreement Amendment Proposal. In connection with the vote to approve the Extension Amendment Proposal and the Trust Agreement Amendment Proposal, the holders of 917,814 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $12.38 per share, for an aggregate redemption amount of approximately $11,362,537.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Form of Amendment to Third Amended and Restated Memorandum and Articles of Association, adopted on October 1, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2025).
4.1	Form of AlphaTime Ordinary Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2025).
4.2	Form of Amended and Restated AlphaTime Ordinary Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2025).
10.1	Amendment to the Investment Management Trust Agreement, dated October 1, 2025, by and between AlphaTime Acquisition Corp and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2025).
10.2	Securities Purchase Agreement, dated as of September 14, 2025, by and between AlphaTime Acquisition Corp and each Purchaser (as defined therein) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2025).
10.3	Registration Rights Agreement, dated as of September 14, 2025, by and between AlphaTime Acquisition Corp and each Purchaser (as defined therein) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2025).
10.4	Amended and Restated Securities Purchase Agreement, dated as of September 16, 2025, by and between AlphaTime Acquisition Corp, HCYC Holding Company, and each Purchaser (as defined therein) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2025).
10.5	Amended and Restated Registration Rights Agreement, dated as of September 16, 2025, by and between AlphaTime Acquisition Corp, HCYC Holding Company, and each Purchaser (as defined therein) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2025).
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Definition Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

November 18, 2025

ALPHATIME ACQUISITION CORP

By:	/s/ Gan Kim Hai
Gan Kim Hai
Chief Executive Officer (Principal Executive Officer)

