Form 10-K
period 2025-12-31
ALPHATIME ACQUISITION CORP
filed 2026-11-10
CIK 1889106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-41584

ALPHATIME ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

500 5th Avenue, Suite 938 New York, NY 10110	N/A
(Address of principal executive offices)	(zip code)

(347) 627-0058

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one ordinary share, one redeemable warrant and one right	ATMCU	N/A
Ordinary Shares, par value $0.0001 per share	ATMC	N/A
Warrants, each whole warrant exercisable for one ordinary share at an exercise price of $11.50 per share	ATMCW	N/A
Rights, each right entitling the holder thereof to one-tenth of one ordinary share	ATMCR	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last day of the Registrant’s most recently completed second fiscal quarter was $17,118,850.

As of November 9, 2026, there were 2,545,432 ordinary shares, par value $0.0001 issued and outstanding.

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

As of December 31, 2025, and for the period from September 15, 2021 (inception) through December 31, 2025, the Company had not yet commenced any operations. All activity for the period from September 15, 2021 (inception) through December 31, 2025, relates to the Company’s formation and the initial public offering (the “Initial Public Offering” or “IPO”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Of the proceeds the Company received from the Initial Public Offering and the sale of the Private Placement Units, $70,242,000 ($10.18 per public share) was deposited into a U.S.-based Trust Account at U.S. Bank with Equiniti Trust Company, LLC, acting as trustee, with approximately $1,725,000 being used to pay fees and expenses in connection with the closing of the Initial Public Offering, including underwriting commissions, and an estimated $600,000 being available for working capital following the Initial Public Offering. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the Initial Public Offering and the sale of the Private Placement Units that are deposited in the Trust Account will not be released from the Trust Account until the earliest to occur of (a) the completion of our initial business combination, (b) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Third Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of this offering (or up to 47 months, if we extend the time to complete a Business Combination) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (c) the redemption of our Public Shares if we are unable to complete our Business Combination within 24 months from the closing of this offering (or up to 47 months, if we extend the time to complete a Business Combination), subject to applicable law.

On September 27, 2023, the Company extended the time to complete its initial business combination from October 4, 2023 to January 4, 2024 by depositing an aggregate of $690,000 into the Trust Account. In connection with this extension, on September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, which is payable promptly after the completion of an initial business combination.

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

In connection with the shareholders’ vote at the Meeting, holders of 2,160,774 Ordinary Shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $23,302,146 (approximately $10.78 per share) was removed from the Trust Account to pay such holders and approximately $51,252,520 remained in the Trust Account. Following the Redemption, the Company had 6,873,426 Ordinary Shares outstanding.

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

At an extraordinary general meeting of shareholders held on October 1, 2025 (the “Third Meeting”), the Company adopted an amendment to the Third Amended and Restated Memorandum and Articles of Association (the “Third Amendment”) reflecting the extension of the date by which the Company must consummate a business combination from October 4, 2025 (the “Termination Date”) up to three (3) times, each comprised of one month each up to January 4, 2026 (i.e., for a period of time ending up to 36 months after the consummation of its Initial Public Offering for a total of three (3) months after the Termination Date (assuming a business combination has not occurred). The Company also entered into an amendment (the “Third Trust Agreement Amendment”) to the Trust Agreement. Pursuant to the Third Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Termination Date up to three (3) times, each comprised of one month each from the Termination Date, or extended date, as applicable, to January 4, 2026 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account an extension payment of $55,000 until January 4, 2026 (assuming a business combination has not occurred) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

In connection with the shareholders’ vote at the Third Meeting, holders of 917,814 Ordinary Shares of the Company exercised their right to redeem such shares (the “Third Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $11,362,537 (approximately $12.38 per share) was removed from the Trust Account to pay such holders and approximately $4,763,807 remained in the Trust Account. Following the aforementioned Third Redemption, the Company had 2,551,636 Ordinary Shares outstanding.

At an extraordinary general meeting of shareholders held on December 16, 2025 (the “Fourth Meeting”), the Company adopted an amendment to the Third Amended and Restated Memorandum and Articles of Association (the “Fourth Amendment”) reflecting the extension of the date by which the Company must consummate a business combination from January 4, 2026 (the “Termination Date”) up to three (3) times, each comprised of one month each up to April 4, 2026 (i.e., for a period of time ending up to 39 months after the consummation of its Initial Public Offering for a total of three (3) months after the Termination Date (assuming a business combination has not occurred). The Company also entered into an amendment (the “Fourth Trust Agreement Amendment”) to the Trust Agreement. Pursuant to the Fourth Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Termination Date up to three (3) times, each comprised of one month each from the Termination Date, or extended date, as applicable, to April 4, 2026 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account an extension payment of $1.00 until April 4, 2026 (assuming a business combination has not occurred) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

In connection with the shareholders’ vote at the Fourth Meeting, holders of 69 Ordinary Shares of the Company exercised their right to redeem such shares (the “Fourth Redemption”) for a pro rata portion of the funds held in the Trust Account. In January 2026, the redeeming holders were paid an aggregate of approximately $889.39 (approximately $12.89 per share) from the Trust Account. Following payment of the Fourth Redemption, the Company had 2,551,567 Ordinary Shares outstanding.

Recent Developments Subsequent to December 31, 2025

At an extraordinary general meeting of shareholders held on March 27, 2026 (the “Fifth Meeting”), the Company’s shareholders adopted an amendment to the Third Amended and Restated Memorandum and Articles of Association, as previously amended (the “March 2026 Charter Amendment”), permitting the Company, by resolution of the Board at the request of the Sponsor, to extend the date by which the Company must consummate a business combination from April 4, 2026 up to eight (8) times, by one month each time, to no later than December 4, 2026, with each such extension conditioned on the deposit of $15,000 into the Trust Account. The Company also entered into an amendment (the “Fifth Trust Agreement Amendment”) to the Trust Agreement. Pursuant to the Fifth Trust Agreement Amendment, the Company was permitted to extend the date by which it must complete a business combination up to eight (8) times, by one month each time, to December 4, 2026, by providing five days’ advance notice to the trustee prior to the applicable deadline and depositing into the Trust Account an extension payment of $15,000 for each monthly extension, in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination. Shareholder approval of the March 2026 Charter Amendment authorized these extensions but did not itself effect them; each extension required satisfaction of the applicable notice and deposit conditions.

In connection with the shareholders’ vote at the Fifth Meeting, holders of 6,135 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $79,701.15 (approximately $12.99 per share) was removed from the Trust Account to pay such holders and approximately $4,776,622 remained in the Trust Account. Following the aforementioned redemptions, the Company had 2,545,432 Ordinary Shares outstanding.

Unpaid Extension Payments; Uncertainty Regarding the Business Combination Deadline.

As of December 31, 2025, extension payments aggregating $565,141 had not been deposited into the Trust Account, as reflected in Note 1 to our financial statements. Subsequent to December 31, 2025, the Company has not deposited any of the monthly extension payments required since the Fifth Meeting held on March 27, 2026, and, as of November 3, 2026, an aggregate of $670,144 of required extension payments remained unpaid, including amounts relating to extensions before the Fifth Meeting. These amounts are stated as of different dates and are not expected to agree. There is currently no plan to fund the unpaid amounts. As a result, one or more of our prior extensions may not have been validly effected, our deadline to consummate a Business Combination may have passed, and obligations to redeem the Public Shares and wind up the Company may have arisen. In addition, the resolution adopted at the Fifth Meeting, as filed in the Cayman Islands on April 2, 2026, and Amendment No. 5 to the Trust Agreement measure the extensions from April 4, 2026, whereas the form of charter amendment filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on April 2, 2026 measures the extensions from December 4, 2026.

Proposed Further Extension.

In November 2026, the Company filed a preliminary proxy statement for an extraordinary general meeting proposed to be held on December 2, 2026, at which shareholders will be asked to approve (i) an amendment to the Existing Charter that would permit up to twelve (12) further one-month extensions from December 4, 2026 to no later than December 4, 2027, each to be separately approved by the Board at the request of the Sponsor and funded by a deposit of $5,000 into the Trust Account, and (ii) a related amendment to the Trust Agreement. These are proposals only. Implementation would require, among other things, approval of both proposals, the prior written consent of Chardan Capital Markets, LLC to the Trust Agreement amendment, timely delivery of the extension letter to the trustee and timely deposit of each extension payment, and there can be no assurance that these conditions will be satisfied. The unpaid extension payments described above are separate from, and would not be satisfied by, any extension payment under the proposed amendments, and approval of the proposals would not by itself result in payment of those unpaid amounts.

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

The HCYC Business Combination is expected to be consummated after obtaining the required approval by the shareholders of HCYC and the satisfaction or waiver of certain other customary closing conditions. The required approval of the Company’s shareholders was obtained at the BC Meeting held on December 5, 2025, as described below.

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

On December 5, 2025, the Company held an extraordinary general meeting of shareholders (the “BC Meeting”), at which holders of 2,254,597 Ordinary Shares, par value $0.0001 per share were present in person or by proxy, representing approximately 88.36% of the voting power of the 2,551,636 issued and outstanding Ordinary Shares entitled to vote at the BC Meeting as of the close of business on November 7, 2025, which was the record date for the BC Meeting. At the BC Meeting, the Company shareholders approved a proposal to approve by ordinary resolution and adopt the Merger Agreement, as amended on August 19, 2024, by and among AlphaTime, PubCo, Merger Sub 1, Merger Sub 2, Merger Sub 3, and HCYC and the transactions contemplated thereunder. Although the required approval of the Company’s shareholders has been obtained, consummation of the HCYC Business Combination remains subject to the satisfaction or waiver of the remaining closing conditions under the Merger Agreement, including Nasdaq approval of the initial listing application with respect to the Business Combination, and there can be no assurance that the HCYC Business Combination will be completed.

In connection with the BC Meeting, the Company shareholders holding an aggregate of 382,091 Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.

Nasdaq Delisting

On January 8, 2026, the Nasdaq Stock Market (“Nasdaq”) notified the Company that on January 13, 2026, it would announce that it will delist the Company’s ordinary shares, warrants, rights and units as a result of the Company exceeding the maximum three-year period permitted for a special purpose acquisition company to complete an initial business combination following its initial public offering. The Company’s securities were suspended on January 7, 2026, and have not traded on Nasdaq since December 9, 2025. On January 15, 2026, Nasdaq filed a Form 25 with the Securities and Exchange Commission to complete the delisting, and the delisting became effective ten days after the Form 25 was filed. The Company has stated that it intends to seek to have its securities quoted on the OTC Markets; as of the date of this Report, the Company’s securities are not quoted on any market. There can be no assurance that any such quotation will be obtained or maintained.

Transaction Financing

Pursuant to the Merger Agreement, the parties intend to solicit, negotiate and enter into, and include covenants related to, the conduct by the Company and HCYC to use their commercially reasonable efforts to enter into PIPE Investments (as defined in the Merger Agreement) of at least $9,000,000. On September 14, 2025, the Company entered into Securities Purchase Agreements with certain accredited investors for a private placement of an aggregate of $11.5 million of its Ordinary Shares (1,150,000 shares at $10.00 per share) and accompanying warrants to purchase up to 2,300,000 Ordinary Shares at an exercise price of $10.00 per share (the “PIPE Financing”), expected to close substantially concurrently with the closing of the Business Combination. As of December 31, 2025 and as of the date of this Report, the PIPE Financing had not closed and the Company had not received any proceeds from it; there is no assurance that it will close, and its proceeds are not available to fund the Company’s current operations or any extension payment.

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

Business Combination

Our Third Amended and Restated Memorandum and Articles of Association, as amended, and the Trust Agreement, as amended, entered into between us and Equiniti Trust Company, LLC, permitted extensions of the time to consummate a Business Combination to as late as December 4, 2026 (up to 47 months from the closing of our Initial Public Offering), but only if the applicable extension conditions are satisfied. As described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” required extension payments have not been deposited into the Trust Account, and whether our prior extensions were validly effected has not been determined. Pursuant to those documents, in order for the time available for us to consummate our Business Combination to be extended, our Sponsor or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $15,000 for each extension, on or prior to the date of the applicable deadline. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension. In the event that our Sponsor elects to extend the time to complete a Business Combination, pay the additional amounts per each extension, and deposit the applicable amount of money into trust, the Sponsor will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit and payment that will not be repaid in the event that we are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. In the event that we receive notice from our Sponsor five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our Business Combination. To the extent that some, but not all, of our Sponsor’s affiliates or designees, decide to extend the period of time to consummate our Business Combination, such affiliates or designees may deposit the entire amount required. If we are unable to consummate our Business Combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the Private Placement Units will expire and be worthless.

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

In addition, we may be required to obtain additional financing in connection with the closing of our Business Combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of our Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. At this time, other than the Securities Purchase Agreements for the $11.5 million PIPE Financing entered into on September 14, 2025 and described elsewhere in this Form 10-K, which have not closed and the proceeds of which are expected to be received, if at all, only substantially concurrently with the closing of the HCYC Business Combination, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our founders is required to provide any financing to us in connection with or after our Business Combination. We may also obtain financing prior to the closing of our Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our Business Combination. Our Third Amended and Restated Memorandum and Articles of Association provides that, following our Initial Public Offering and prior to the consummation of our Business Combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any Business Combination or (b) to approve an amendment to our Third Amended and Restated Memorandum and Articles of Association to (x) extend the time we have to consummate a Business Combination beyond 24 months from the closing of our Initial Public Offering (or up to 47 months, if we extend the time to complete a Business Combination as described in our Registration Statement) or (y) amend the foregoing provisions, unless (in connection with any such amendment to our Third Amended and Restated Memorandum and Articles of Association) we offer our public shareholders the opportunity to redeem their Public Shares.

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

Our officers may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we enter into a definitive agreement regarding our Business Combination or we have failed to complete our Business Combination within 24 months from the closing of our Initial Public Offering (or up to 47 months, if we extend the time to complete a Business Combination as described in our Registration Statement).

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to evaluate and report on our internal control over financial reporting annually, and management’s assessment as of December 31, 2025 is included in Item 9A of this Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Ordinary Shares that are held by non-affiliates equals or exceeds $700,000,000 as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

You should carefully consider these and the other risks set forth in the section entitled “Risk Factors” of this Form 10-K. Such risks include, but are not limited to:

Risks Related to our Search for, Consummation of, or Inability to Consummate, a Business Combination

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.
●	If we seek shareholder approval of our initial business combination, our Initial Shareholders have agreed to vote their Founder Shares and private shares in favor of such initial business combination, regardless of how our public shareholders vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination within 24 months from the closing of our IPO (or up to 47 months, if the time to complete a Business Combination is validly extended as described in this Form 10-K) may give potential target businesses leverage over us in negotiating a Business Combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up.
●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Ordinary Shares, you will lose the ability to redeem all such shares in excess of 15% of our Ordinary Shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination and our Warrants and Rights will expire worthless.
●	We are not registering the Ordinary Shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise the Warrants.
●	We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines.
●	Our ability to complete a Business Combination may be impacted by the fact that a majority of our officers and directors are located in or have significant ties to the People’s Republic of China, including, Hong Kong, Taiwan and Macau. This may make us a less attractive partner to potential target companies outside the PRC, thereby limiting our pool of acquisition candidates and making it harder for us to complete an initial business combination with a non-China-based target company. For example, we may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Risks Related to Our Securities

●	We are not registering the Ordinary Shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise the Warrants, thus precluding such investor from being able to exercise its Warrants except on a cashless basis and potentially causing such Warrants to expire worthless.
●	We may issue additional Ordinary Shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.
●	The grant of registration rights to our founders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Ordinary Shares.
●	A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.

Risks Related to Our Management

●	Our officers and directors may allocate their time to other businesses and may become officers or directors of other special purpose acquisition companies, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs and whether to present potential target to us instead of to our competitors. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Our founders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Risks Related to Acquiring and Operating a Business Outside of the United States

●	Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.
●	We may face additional and distinctive risks if we acquire a technology business.
●	If we effect our initial business combination with a business located in PRC, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.
●	PRC regulations relating to offshore investment activities by PRC residents may limit our ability to inject capital in our Chinese subsidiaries and Chinese subsidiaries’ ability to change their registered capital or distribute profits to us or otherwise expose us or our PRC resident beneficial owners to liability and penalties under PRC laws.
●	Certain existing or future U.S. laws and regulations may restrict or eliminate our ability to complete a Business Combination with certain companies, particularly those target companies in China.
●	If we effect a Business Combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.
●	Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact upon our ability to operate profitably in the PRC.
●	The Chinese government may exert substantial interventions and influences over the manner in which our post-combination entity must conduct its business activities that we cannot expect when we enter into a definitive agreement with a target company with major operation in China.
●	Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Additional compliance procedures may be required in connection with our Initial Public Offering and our Business Combination process, and, if required, we cannot predict whether we will be able to obtain such approval.
●	In light of recent events indicating greater oversight by the Cyberspace Administration of China (“CAC”) over data security, particularly for companies seeking to list on a foreign exchange, companies with more than one million users’ personal information in China, especially some internet and technology companies, may not be willing to list on a U.S. exchange or enter into a definitive business combination agreement with us. Further, we may also avoid conduct a Business Combination with a company with more than one million users’ personal information in China due to the limited timeline for us to complete a Business Combination.
●	The governing PRC laws and regulations are sometimes vague and uncertain, which may result in a material change in our operations and the value of our shares if we complete our Business Combination with a target in China.

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

As of December 31, 2025, we had a working capital deficiency of $4,289,031. Further, we expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our Initial Public Offering are discussed in the section of this Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to consummate our Initial Public Offering or our inability to continue as a going concern.

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

As a result, in addition to our Initial Shareholders’ Founder Shares, we do not need any of the 3,469,450 Public Shares sold in our Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Our Founder Shares and private shares will represent 83.6% of our outstanding Ordinary Shares following the completion of our Initial Public Offering and taking into account redemptions by Public Shareholders in connection with the Meetings. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our founders agreed to vote their Founder Shares and private shares in accordance with the majority of the votes cast by our public shareholders.

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

Our charter permits our Sponsor to request extensions of the term we have to consummate our initial business combination up to 47 months from the closing of our Initial Public Offering, subject to deposit conditions that have not been satisfied, without providing our shareholders with a corresponding redemption right.

Our Third Amended and Restated Memorandum and Articles of Association, as amended, permits us, by resolution of our Board, if requested by our Sponsor, to extend the period of time we will have to consummate an initial business combination up to eight (8) times, each by an additional one (1) month (for a total of up to 47 months from the closing of our Initial Public Offering), provided that, pursuant to the terms of our Third Amended and Restated Memorandum and Articles of Association, as amended, and the Trust Agreement in order for the time available for us to consummate our initial business combination to be extended, our Sponsor or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $15,000 per each month in an extension for each extension, on or prior to the date of the applicable deadline. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension. As described in the risk factors below, the required extension payments have not been deposited, and whether our prior extensions were validly effected has not been determined.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial business combination within 24 months from the closing of our Initial Public Offering, or if the period of time to consummate our Business Combination is validly extended, within 47 months from the closing of our Initial Public Offering (as further described in this Form 10-K). Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our Third Amended and Restated Memorandum and Articles of Association, as amended (most recently on March 27, 2026), permitted us, subject to the deposit of $15,000 into the Trust Account for each extension, to extend the period of time to consummate our Business Combination up to eight times by one month each time from April 4, 2026 to no later than December 4, 2026, and does not permit any extension beyond December 4, 2026. As described in the following risk factor, the required extension payments have not been deposited and our deadline may already have passed. We may not be able to complete our initial business combination within the applicable time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, COVID-19 or another global pandemic, in the U.S. and globally may grow or resurge and while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meeting with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, COVID-19 or other global pandemics may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.18 per share or less in certain circumstances, and our Warrants and our Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.18 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.18 per share” and other risk factors in this section.

Required extension payments under our charter and the Trust Agreement have not been fully deposited into the Trust Account, and as a result our prior extensions may not have been validly effected, our deadline to complete a Business Combination may have passed, and obligations to redeem our Public Shares and wind up the Company may have arisen.

Our charter, as amended at the March 27, 2026 extraordinary general meeting, and the Trust Agreement permitted up to eight separately approved and funded one-month extensions of our deadline from April 4, 2026 through December 4, 2026, each requiring a deposit of $15,000 into the Trust Account. Shareholder approval authorized these extensions but did not satisfy the deposit condition for any of them. Extension payments aggregating $565,141 had not been deposited as of December 31, 2025, we have not deposited any monthly extension payment since the March 27, 2026 meeting, and an aggregate of $670,144 of required extension payments remained unpaid as of November 3, 2026, with no current plan to fund those amounts. In addition, the resolution filed in the Cayman Islands and Amendment No. 5 to the Trust Agreement measure the extensions from April 4, 2026, while the form of charter amendment filed with our Current Report on Form 8-K on April 2, 2026 measures them from December 4, 2026. Whether our prior extensions were validly effected, and the consequences under Cayman Islands law and our charter, have not been determined. If our deadline has passed, we may be required to redeem 100% of our Public Shares and wind up, and we may be subject to claims by shareholders or others. Although we have proposed further extensions through December 4, 2027 for consideration at an extraordinary general meeting proposed to be held on December 2, 2026, those proposals are subject to shareholder approval and other conditions, and approval would not by itself result in payment of the unpaid amounts or resolve these uncertainties.

We have not timely filed all required periodic reports, which may adversely affect us and our securityholders.

We did not file this Annual Report when due, and as of the date of this Report we have not filed our Quarterly Reports on Form 10-Q for the periods ended March 31, 2026, June 30, 2026 and September 30, 2026. Until we are current in our Exchange Act reporting, we will not be eligible to use Form S-3, investors may be unable to rely on Rule 144 for resales of our securities, broker-dealers may be unable to publish quotations for our securities under Rule 15c2-11, and we may be subject to SEC enforcement action, including proceedings under Section 12(j) of the Exchange Act. These consequences could further impair the liquidity of our securities and our ability to complete the HCYC Business Combination.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Public Shares that such shareholder properly elected to redeem, subject to the limitations described in our Registration Statement, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Third Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 47 months from the closing of our Initial Public Offering (as further described in our Registration Statement) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 47 months from the closing of our Initial Public Offering (as further described in our Registration Statement), subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 47 months from the closing of our Initial Public Offering (as further described in our Registration Statement) for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public shareholders may be forced to wait beyond the 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, beyond the 47 months from the closing of our Initial Public Offering (as further described in our Registration Statement) before they receive funds from our Trust Account. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares, Warrants or Rights, potentially at a loss.

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

Furthermore, because we are obligated to pay cash for the Ordinary Shares which our public shareholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.18 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants and Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.18 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.18 per share” and other risk factors in this section.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Units not being held in the Trust Account are insufficient to allow us to operate for at least the next 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, the next 47 months from the closing of our Initial Public Offering (as further described in our Registration Statement), we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.18 per share, or less than such amount in certain circumstances, and our Warrants and Rights will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the next 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, the next 47 months from the closing of our Initial Public Offering (as further described in our Registration Statement), assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our Initial Public Offering, the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the next 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, the next 47 months from the closing of our Initial Public Offering (as further described in our Registration Statement); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.18 per share or less in certain circumstances on the liquidation of our Trust Account and our Warrants and Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.18 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.18 per share” and other risk factors in this section.

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

Of the net proceeds of our Initial Public Offering and the sale of the Private Placement Units, only approximately $600,000 will be available to us initially outside the Trust Account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $525,000 (excluding deferred underwriting discount), we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $525,000 (excluding deferred underwriting discount), the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our founders or their affiliates to operate, or we may be forced to liquidate. None of our founders nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our founders or an affiliate of our founders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account but in the event that we seek loans from any third parties, we will obtain a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive approximately $10.18 per share on our redemption of our Public Shares, and our Warrants and Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.18 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.18 per share” and other risk factors in this section.

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

We may seek to complete a Business Combination with an operating company in any industry or sector. However, we will not, under our Third Amended and Restated Memorandum and Articles of Association, be permitted to complete our Business Combination with another blank check company or similar company with nominal operations. Although we have entered into the Merger Agreement with HCYC, if the HCYC Business Combination is not completed and we pursue an alternative target business, there is currently no basis to evaluate the possible merits or risks of any such alternative target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.18 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants and Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.18 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.18 per share” and other risk factors in this section.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.18 per share on the liquidation of our Trust Account and our Warrants and Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.18 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.18 per share” and other risk factors in this section.

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

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we only have 24 months (or 47 months if we extend the period of time to consummate a Business Combination) to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may prevent us from completing the transaction and require us to liquidate. If we liquidate, our public shareholders may only receive $10.18 per share initially, and our Rights and Warrants will expire worthless. Our public shareholders may also lose the potential investment opportunity in a target company and the opportunity of realizing future gains on such investments through any price appreciation in the combined company.

Risks Related to Our Securities

Nasdaq has delisted our securities from trading on its exchange, which has limited and may continue to limit investors’ ability to make transactions in our securities and subjects us to additional trading restrictions.

On January 13, 2026, Nasdaq announced that it delisted the Company’s ordinary shares, warrants, rights and units as a result of the Company exceeding the maximum three-year period permitted for a special purpose acquisition company to complete an initial business combination following its initial public offering. The Company’s securities were suspended on January 7, 2026, and have not traded on Nasdaq since December 9, 2025.

Despite the delisting of our securities from Nasdaq, we intend to proceed with our efforts to consummate our initial Business Combination. However, Nasdaq approval of HCYC’s initial listing application with respect to the Business Combination is a condition to such Business Combination, and there can be no guarantee that Nasdaq will approve such initial listing application, which may delay, or ultimately prevent the consummation of the proposed Business Combination.

There can be no assurance that the initial listing requirements of Nasdaq or any other national securities exchange will be satisfied with respect to the Business Combination in a timely manner, or at all, and the delisting of our securities may delay, or ultimately prevent, the consummation of the Business Combination.

Our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Because our securities are no longer listed on Nasdaq, our securities do not qualify as covered securities under the statute and we are subject to regulation in each state in which we offer our securities.

We have not registered the Ordinary Shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise the Warrants, thus precluding such investor from being able to exercise its Warrants except on a cashless basis and potentially causing such Warrants to expire worthless.

We have not registered the Ordinary Shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, have agreed that as soon as practicable, but in no event later than 30 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file, and within 60 business days following our initial business combination to have declared effective, a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Ordinary Shares issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Ordinary Shares is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Warrant. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full unit purchase price solely for the Ordinary Shares included in the Units. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Ordinary Shares for sale under all applicable state securities laws. We will use our commercially reasonable efforts to register or qualify such Ordinary Shares under the blue sky laws of the state of residence in those states in which the Warrants were offered by us in our Initial Public Offering.

We may issue additional Ordinary Shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Third Amended and Restated Memorandum and Articles of Association, as amended, authorizes the issuance of up to 200,000,000 Ordinary Shares, par value $0.0001 per share and 1,000,000 preferred shares, par value $0.0001 per share. There are 2,545,432 Ordinary Shares issued and outstanding. There are 197,454,568 unissued Ordinary Shares, respectively, available for issuance, which amount does not take into account the Ordinary Shares reserved for issuance upon exercise of any outstanding Warrants or Rights. There are no preferred shares issued and outstanding.

We may issue a substantial number of additional Ordinary Shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our Third Amended and Restated Memorandum and Articles of Association, as amended, provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). However, our Third Amended and Restated Memorandum and Articles of Association, as amended, provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital share that would entitle the holders thereof to: (i) receive funds from the Trust Account; or (ii) vote as a class with our Public Shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated articles of association to (x) extend the time we have to consummate a Business Combination beyond 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, beyond 47 months from the closing of our Initial Public Offering (as further described in our Registration Statement), or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated articles of association) we offer our public shareholders the opportunity to redeem their Public Shares. These provisions of our Third Amended and Restated Memorandum and Articles of Association, as amended, like all provisions of our Third Amended and Restated Memorandum and Articles of Association, as amended, may be amended with the approval of our shareholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Third Amended and Restated Memorandum and Articles of Association, as amended, to (A) modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 47 months from the closing of our Initial Public Offering (as further described in our Registration Statement) or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares.

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

Simultaneously with the closing of our Initial Public Offering, we issued 409,200 Private Placement Units to our Sponsor, one of our founders. Our founders currently own 1,725,000 Founder Shares. In addition, as of December 31, 2025, $1,262,500 of principal was outstanding under non-interest bearing promissory notes issued to our Sponsor, which, as amended and restated on April 14, 2025, are payable promptly after the consummation of a Business Combination. Any working capital loans we may obtain in the future may also be convertible on the terms described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

To the extent we issue Ordinary Shares to complete a Business Combination, the potential for the issuance of a substantial number of additional Ordinary Shares upon exercise of these Warrants and any conversion rights with respect to outstanding or future loans from our Sponsor or its affiliates could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Ordinary Shares and reduce the value of the Ordinary Shares issued to complete the business combination. Therefore, our Private Placement Units and Founder Shares may make it more difficult to complete a Business Combination or increase the cost of acquiring the target business.

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

Our Initial Shareholders have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our Third Amended and Restated Memorandum and Articles of Association, as amended, (i) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 47 months from the closing of our Initial Public Offering (as further described in our Registration Statement), or (ii) with respect to any other material provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares. These agreements are contained in a letter agreement that we have entered into with our founders. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our founders for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the Private Placement Units will be sufficient to allow us to complete our initial business combination, the capital requirements of the HCYC Business Combination, or of any alternative transaction if the HCYC Business Combination is not completed, may change. If the net proceeds of our Initial Public Offering and the sale of the Private Placement Units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.18 per share plus any pro rata interest earned on the funds held in the Trust Account (and not previously released to us to pay our taxes) on the liquidation of our Trust Account and our Warrants and Rights will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.18 per share on the liquidation of our Trust Account, and our Warrants and Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.18 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.18 per share” and other risk factors in this section.

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

The PRC Antitrust Law became effective on August 1, 2008. The government authorities in charge of antitrust matters in China are the Antitrust Commission and other antitrust authorities under the State Council. The PRC Antitrust Law regulates (1) monopoly agreements, including decisions or actions in concert that preclude or impede competition, entered into by business operators; (2) abuse of dominant market position by business operators; and (3) concentration of business operators that may have the effect of precluding or impeding competition. To implement the Antitrust Law, in 2008, the State Council formulated the regulations that require filing of concentration of business operators, pursuant to which concentration of business operators refers to (1) merger with other business operators; (2) gaining control over other business operators through acquisition of equity interest or assets of other business operators; and (3) gaining control over other business operators through exerting influence on other business operators through contracts or other means. In 2009, the Ministry of Commerce, to which the Antitrust Commission is affiliated, promulgated the Measures for Filing of Concentration of Business Operators (amended by the Guidelines for Filing of Concentration of Business Operators in 2014), which set forth the criteria of concentration and the requirement of miscellaneous documents for the purpose of filing. The business combination we contemplate may be considered the concentration of business operators, and to the extent required by the Antitrust Law and the criteria established by the State Council, we must file with the antitrust authority under the PRC State Council prior to conducting the contemplated business combination. If the antitrust authority decides not to further investigate whether the contemplated business combination has the effect of precluding or impeding competition or fails to make a decision within 30 days from receipt of relevant materials, we may proceed to consummate the contemplated business combination. If antitrust authority decides to prohibit the contemplated business combination after further investigation, we must terminate such business combination and would then be forced to either attempt to complete a new business combination or we would be required to return any amounts which were held in the Trust Account to our shareholders. When we evaluate a potential business combination, we will consider the need to comply with the Antitrust Law and other relevant regulations which may limit our ability to effect an acquisition or may result in our modifying or not pursuing a particular transaction. Since our Business Combination period is within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 47 months from the closing of our Initial Public Offering (as further described in this Form 10-K), and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a Business Combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 47 months from the closing of our Initial Public Offering (as further described in this Form 10-K).

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

The Security Review Regulations will potentially subject a large number of mergers and acquisitions transactions by foreign investors in China to an additional layer of regulatory review. Currently, there is significant uncertainty as to the implication of the Security Review Regulations. Neither the Department of Commerce nor other PRC government agencies have issued any detailed rules for the implementation of the Security Review Regulations. If, for example, our potential initial business combination is with a target company operating in the PRC in any of the sensitive sectors identified above, the transaction will be subject to the Security Review Regulations, and we may have to spend additional resources and incur additional time delays to complete any such acquisition. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our Business Combination period is 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, 47 months from the closing of our Initial Public Offering (as further described in our Registration Statement) and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a Business Combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 47 months from the closing of our Initial Public Offering (as further described in our Registration Statement).

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

If, for example, our potential initial business combination is with a target business operating in the PRC and if the enacted version of the draft measures mandates clearance of cybersecurity review and other specific actions to be completed by the target business, we may face uncertainties as to whether such clearance can be timely obtained, or at all, and incur additional time delays to complete any such acquisition. Cybersecurity review could also result in negative publicity with respect to our initial business combination and diversion of our managerial and financial resources. There is no guarantee that we can receive such approval in a timely manner, and we may also be prevented from pursuing certain investment opportunities if the PRC government considers that the potential investments will result in a significant national security issue. If obtained, since our Business Combination period is 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, 47 months from the closing of our Initial Public Offering (as further described in this Form 10-K), and the approval process may take a period longer than we expect before we enter into a definitive agreement with a target company, we may be unable to complete a Business Combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 47 months from the closing of our Initial Public Offering (as further described in our Registration Statement).

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

The PRC government also has significant authority to exert restrictions on foreign exchange and our ability to transfer cash between entities, across borders, and to U.S. investors that may apply if we acquire a company that is based in China or Hong Kong in an initial business combination. We will be subject to restrictions on dividend payments as current regulations in China would permit our PRC subsidiary to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our PRC subsidiary will be required to set aside at least 10% (up to an aggregate amount equal to half of its registered capital) of its accumulated profits each year. See “- If we successfully consummate a Business Combination with a target business with primary operations in the PRC, we will be subject to restrictions on dividend payments following consummation of our initial business combination.”

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

As of the date of this Form 10-K, we have entered into the Merger Agreement with HCYC but have not consummated an initial business combination, and there have not been any capital contribution or shareholder loans by us to any PRC entities, we do not yet have any subsidiaries, and (except as described in this Form 10-K), we have not received, declared or made any dividends or distributions.

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

Our Chairwoman of the Board, Xinfeng Feng, and one of our directors, Wen He, are residents of mainland China. As a result, legal claims against us or our executive officers and directors may be difficult or impossible for investors to pursue in U.S. courts. Moreover, even if an investor obtains a judgment in a U.S. court against one of our directors or officers, the investor may be unable to enforce such judgment on these directors and officers. It will equally be difficult to effect service of process upon us or those persons inside the PRC. PRC courts may only recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between the PRC and the country where the judgment is made or on principles of reciprocity between jurisdictions. This is reflected in a number of bilateral treaties signed by the PRC, which provide that lack of jurisdiction of the judgment court can be a ground for refusal. Further, a foreign judgment cannot be recognized and enforced in the PRC if a Chinese court has rendered a judgment on the same subject matter or recognized and enforced another foreign judgment or arbitral award on the same subject matter. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. The PRC has no treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. As a result, it may be difficult for investors to effect service of process within the United States upon us or our executive officers or directors who are residents of the PRC, or to enforce judgments in the PRC (including Hong Kong and Macau) that are obtained in U.S. courts against us or such individuals, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Even with proper service of process, the enforcement of judgments obtained in U.S. courts or foreign courts based on the civil liability provisions of the U.S. federal securities laws would be extremely difficult given the PRC Civil Procedures Law and the lack of a treaty or principles of reciprocity providing for the recognition and enforcement of U.S. judgments. Furthermore, there would be added costs and issues with bringing an original action in foreign courts to enforce liabilities based on the U.S. federal securities laws against us or our officers and directors, and they still may be fruitless.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Third Amended and Restated Memorandum and Articles of Association, as amended, to modify (A) the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering, or if we decide to extend the period of time to consummate our Business Combination, within 47 months from the closing of our Initial Public Offering (as further described in this Form 10-K) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent a Business Combination, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.18 per share on the liquidation of our Trust Account and our Warrants and Rights will expire worthless. In certain circumstances, our public shareholders may receive less than $10.18 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.18 per share” and other risk factors in this section.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

For the fiscal year ended December 31, 2025, our Units, Ordinary Shares, Rights and Warrants each traded on the Nasdaq Global Market (“Nasdaq”) under the symbols “ATMCU,” “ATMC,” “ATMCR” and “ATMCW,” respectively. Our Units commenced public trading on December 30, 2022, and our Ordinary Shares, Rights, and Warrants commenced separate trading on January 19, 2023. On January 7, 2026, our Units, Ordinary Shares, Rights, and Warrants were suspended and have not traded on Nasdaq since December 9, 2025.

On January 15, 2026, Nasdaq filed a Form 25 with the SEC to delist our Units, Ordinary Shares, Rights and Warrants, and the delisting became effective ten days thereafter. Our securities are no longer listed on Nasdaq. As of the date of this Report, our securities are not quoted on any market.

Holders

As of July 30, 2026, we had five holders of record of our Ordinary Shares, two holders of record of our Units, one holder of record of our Rights and one holder of record of our Warrants.

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

Use of Proceeds

On January 4, 2023, the Company consummated the initial public offering of 6,000,000 Units at $10.00 per Unit, generating gross proceeds of $60,000,000. On January 9, 2023, the Company issued an additional 900,000 Units pursuant to the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating additional gross proceeds of $9,000,000, for a total of 6,900,000 Units and aggregate gross public offering proceeds of $69,000,000. Simultaneously with these closings, the Company sold an aggregate of 409,200 Private Placement Units at $10.00 per unit, generating gross proceeds of $4,092,000. Aggregate gross proceeds from the Initial Public Offering and the private placements were $73,092,000.

Simultaneously with the closing of the initial public offering, we consummated the sale of 370,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,705,000. On January 9, 2023, simultaneously with the sale of the over-allotment Units, the Company consummated the private sale of an additional 38,700 Private Placement Units, generating additional gross proceeds of $387,000.

The underwriters were paid a cash underwriting discount of $0.25 per Unit for the 6,000,000 Firm Units, or $1,500,000, upon the closing of the Initial Public Offering, and $0.125 per Unit for the 900,000 Option Units, or $112,500, upon the closing of the over-allotment option exercise, totaling $1,612,500 in the aggregate.

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

On October 1, 2025, a special meeting of the shareholders was held to extend the date by which the Company must consummate a Business Combination. In connection with this meeting, the shareholders of record were provided the opportunity to exercise their redemption rights. Holders of 917,814 Ordinary Shares of the Company exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account. As a result, approximately $11,362,537 (approximately $12.38 per share) was removed from the Trust Account to pay such holders and approximately $4,763,807 remained in the Trust Account. Following the aforementioned redemption, the Company had 2,551,636 Ordinary Shares outstanding.

On December 5, 2025, the Company held an extraordinary general meeting of shareholders, at which shareholders approved a proposal to approve by ordinary resolution and adopt the Merger Agreement, as amended on August 19, 2024, by and among AlphaTime, PubCo, Merger Sub 1, Merger Sub 2, Merger Sub 3, and HCYC and the transactions contemplated thereunder. In connection with the BC Meeting, the Company shareholders holding an aggregate of 382,091 Ordinary Shares requested their right to redeem such shares for a pro rata portion of the funds in the Trust Account. However, as the business combination has not been consummated, none of such shares has been redeemed.

On December 16, 2025, a special meeting of the shareholders was held to extend the date by which the Company must consummate a Business Combination. In connection with this meeting, the shareholders of record were provided the opportunity to exercise their redemption rights. Holders of 69 Ordinary Shares of the Company exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account. In January 2026, the redeeming holders were paid an aggregate of approximately $889.39 (approximately $12.89 per share) from the Trust Account. Following payment of such redemption, AlphaTime had 2,551,567 Ordinary Shares outstanding.

On March 27, 2026, the Company held an extraordinary general meeting (the “Fifth Meeting”), solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination from April 4, 2026 to December 4, 2026, with all eight (8) extensions comprised of one month each and (ii) the proposal to amend the Company’s investment management trust agreement, dated as of December 30, 2022, by and between the Company and Equiniti Trust Company, LLC to allow the Company to extend the Termination Date up to eight (8) times, with each extension comprised of one month each from the Termination Date, or extended date, as applicable, to December 4, 2026, by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the trust account $15,000 for each monthly extension until December 4, 2026.

In connection with the shareholders’ vote at the Fifth Meeting, holders of 6,135 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $79,701.15 (approximately $12.99 per share) was removed from the Trust Account to pay such holders and approximately $4,776,622 remained in the Trust Account. Following the aforementioned redemptions, the Company had 2,545,432 Ordinary Shares outstanding.

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

Overview

We are a blank check company incorporated on September 15, 2021 (“inception”) as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have generated no revenues to date, and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination. On January 5, 2024, AlphaTime entered into a business combination agreement (the “HCYC Business Combination Agreement”) with HCYC Holding Company, a Cayman Islands exempted company (“PubCo”), ATMC Merger Sub 1 Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub 1”), ATMC Merger Sub 2 Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub 2”), HCYC Merger Sub Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of PubCo (“Merger Sub 3”) and HCYC Group Company Limited, Cayman Islands exempted company (“HCYC Group”).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to December 31, 2025, have been organizational activities and those necessary to consummate the Initial Public Offering (“IPO”), described below, and the search for a business combination target. Following our IPO, we did not generate any operating revenues until the completion of our initial business combination. We generate non-operating income in the form of interest and dividend income after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net loss of $51,431, which consists of income earned on Trust Account of $717,979 offset by loss of $769,410 derived from formation and operating costs.

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

Following the closing of our IPO and the sale of over-allotment units, an aggregate of $70,242,000 ($10.18 per Unit) from the net proceeds and the sale of the Private Placement Units was held in a Trust Account (“Trust Account”). As of December 31, 2025, we had marketable securities held in the Trust Account of $4,800,584 consisting of securities held in a treasury money market fund that invests in United States government treasury bills, bonds or notes with a maturity of 180 days or less. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing income earned on the Trust Account (less amounts released to us for taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest and dividend income to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest and dividend income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. Through December 31, 2025, we did not withdraw any income earned on the Trust Account to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had a cash balance of $1,233 and a working capital deficit of $4,289,031. Until the consummation of our IPO, our liquidity needs were satisfied through a capital contribution from our Sponsor of $25,000 to purchase the founder shares. As of December 31, 2025, $1,262,500 of principal was outstanding under non-interest bearing promissory notes issued to the Sponsor, the proceeds of which were primarily used to fund extension deposits into the Trust Account, and $752,363 was due to HCYC, which had paid certain operating costs ($547,504) and extension funds ($204,859) on our behalf. As of December 31, 2025, extension payments aggregating $565,141 had not been deposited into the Trust Account. We have relied, and expect to continue to rely, on funding from HCYC and our Sponsor to meet our working capital needs; however, neither HCYC nor our Sponsor is obligated to provide further funding. The Company expects that it will need additional capital to satisfy its liquidity needs for paying existing accounts payable and structuring, negotiating and consummating the Initial Business Combination. Although certain of the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time, there is no guarantee that the Company will receive such funds. The proceeds of the PIPE Financing, if it closes, are expected to be received only substantially concurrently with the closing of the Business Combination and are not available to fund our current operations.

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

As of December 31, 2025, $1,262,500 of principal was outstanding under non-interest bearing promissory notes issued to our Sponsor in connection with the funding of extension deposits and working capital. Pursuant to the promissory notes, as amended and restated on April 14, 2025, such amounts are payable promptly after the date on which a Business Combination is consummated. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our founders or an affiliate of our founders may, but are not obligated to, make additional loans to us. Other than the executed promissory notes described above, the terms of any such additional loans have not been determined and no written agreements exist with respect to such additional loans. We do not expect to seek loans from parties other than our founders or an affiliate of our founders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account, but in the event that we seek loans from any third parties, we will obtain a waiver against any and all rights to seek access to funds in our trust account.

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

In connection with the shareholders’ vote at the meeting on December 28, 2023, 2,160,774 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $23,302,146 (approximately $10.78 per share) has been removed from the Trust Account to pay such holders and approximately $51,252,520 remained in the Trust Account. Following the redemptions, the Company has 6,873,426 ordinary shares outstanding.

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

At an extraordinary general meeting of shareholders held on October 1, 2025 (the “Third Meeting”), the Company adopted an amendment to the Third Amended and Restated Memorandum and Articles of Association (the “Third Amendment”) reflecting the extension of the date by which the Company must consummate a business combination from October 4, 2025 (the “Termination Date”) up to three (3) times, each comprised of one month each up to January 4, 2026 (i.e., for a period of time ending up to 36 months after the consummation of its Initial Public Offering for a total of three (3) months after the Termination Date (assuming a business combination has not occurred). The Company also entered into an amendment (the “Third Trust Agreement Amendment”) to the Trust Agreement. Pursuant to the Third Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Termination Date up to three (3) times, each comprised of one month each from the Termination Date, or extended date, as applicable, to January 4, 2026 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account an extension payment of $55,000 until January 4, 2026 (assuming a business combination has not occurred) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

In connection with the shareholders’ vote at the Third Meeting, holders of 917,814 Ordinary Shares of the Company exercised their right to redeem such shares (the “Third Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $11,362,537 (approximately $12.38 per share) was removed from the Trust Account to pay such holders and approximately $4,763,807 remained in the Trust Account. Following the aforementioned Third Redemption, AlphaTime had 2,551,636 Ordinary Shares outstanding.

At an extraordinary general meeting of shareholders held on December 16, 2025 (the “Fourth Meeting”), the Company adopted an amendment to the Third Amended and Restated Memorandum and Articles of Association (the “Fourth Amendment”) reflecting the extension of the date by which the Company must consummate a business combination from January 4, 2026 (the “Termination Date”) up to three (3) times, each comprised of one month each up to April 4, 2026 (i.e., for a period of time ending up to 39 months after the consummation of its Initial Public Offering for a total of three (3) months after the Termination Date (assuming a business combination has not occurred). The Company also entered into an amendment (the “Fourth Trust Agreement Amendment”) to the Trust Agreement. Pursuant to the Fourth Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Termination Date up to three (3) times, each comprised of one month each from the Termination Date, or extended date, as applicable, to April 4, 2026 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account an extension payment of $1.00 until April 4, 2026 (assuming a business combination has not occurred) in exchange for a non-interest bearing, unsecured promissory note payable upon the consummation of a business combination.

In connection with the shareholders’ vote at the Fourth Meeting, holders of 69 Ordinary Shares of the Company exercised their right to redeem such shares (the “Fourth Redemption”) for a pro rata portion of the funds held in the Trust Account. In January 2026, the redeeming holders were paid an aggregate of approximately $889.39 (approximately $12.89 per share) from the Trust Account. Following payment of the Fourth Redemption, AlphaTime had 2,551,567 Ordinary Shares outstanding.

Recent Developments Subsequent to December 31, 2025

On March 27, 2026, the Company held an extraordinary general meeting (the “Fifth Meeting”), solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination from April 4, 2026 to December 4, 2026, with all eight (8) extensions comprised of one month each and (ii) the proposal to amend the Company’s investment management trust agreement, dated as of December 30, 2022, by and between the Company and Equiniti Trust Company, LLC to allow the Company to extend the Termination Date up to eight (8) times, with each extension comprised of one month each from the Termination Date, or extended date, as applicable, to December 4, 2026, by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the trust account $15,000 for each monthly extension until December 4, 2026.

Shareholder approval at the Fifth Meeting held on March 27, 2026 authorized, but did not itself effect, the monthly extensions, each of which was conditioned on the deposit of $15,000 into the Trust Account. As of December 31, 2025, extension payments aggregating $565,141 had not been deposited into the Trust Account. Subsequent to year-end, the Company has not deposited any of the monthly extension payments required since the Fifth Meeting, and, as of November 3, 2026, an aggregate of $670,144 of required extension payments remained unpaid, with no current plan to fund those amounts. As a result, one or more of our prior extensions may not have been validly effected, our deadline to consummate a Business Combination may have passed, and obligations to redeem the Public Shares and wind up the Company may have arisen. The resolution adopted at the Fifth Meeting, as filed in the Cayman Islands, measures the extensions from April 4, 2026, whereas the form of charter amendment filed as Exhibit 3.1 to our Current Report on Form 8-K filed April 2, 2026 measures them from December 4, 2026. In November 2026, we filed a preliminary proxy statement proposing, for consideration at an extraordinary general meeting proposed to be held on December 2, 2026, further amendments that would permit up to twelve additional one-month extensions through December 4, 2027, subject to shareholder approval, Chardan’s consent to the trust agreement amendment, and the notice and funding conditions applicable to each extension. These proposals, if approved, would not by themselves result in payment of the unpaid extension amounts.

In connection with the shareholders’ vote at the Fifth Meeting, holders of 6,135 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $79,701.15 (approximately $12.99 per share) was removed from the Trust Account to pay such holders and approximately $4,776,622 remained in the Trust Account. Following the aforementioned redemptions, the Company had 2,545,432 Ordinary Shares outstanding.

On January 5, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, HCYC Holding Company (“PubCo”), ATMC Merger Sub 1 Limited (“Merger Sub 1”), ATMC Merger Sub 2 Limited (“Merger Sub 2”), and HCYC Merger Sub Limited (“Merger Sub 3”, and together with PubCo, Merger Sub 1 and Merger Sub 2, the “Acquisition Entities”), and HCYC Group Company Limited, Cayman Islands exempted company (“HCYC”). Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction by which (i) the Company will merge with and into Merger Sub 1, with the Company surviving such merger; (ii) the Company will merge with and into Merger Sub 2, with Merger Sub 2 surviving such merger; and (iii) HCYC will merge with and into Merger Sub 3, with HCYC surviving such merger (collectively, the “Mergers”). The Merger Agreement and the Mergers were unanimously approved by the boards of directors of each of the Company and HCYC. The Business Combination is expected to be consummated after obtaining the required approval by the shareholders of HCYC and the satisfaction or waiver of certain other customary closing conditions. The required approval of the Company’s shareholders was obtained on December 5, 2025, as described below.

On December 5, 2025, the Company held an extraordinary general meeting of shareholders (the “BC Meeting”), at which holders of 2,254,597 Ordinary Shares, par value $0.0001 per share were present in person or by proxy, representing approximately 88.36% of the voting power of the 2,551,636 issued and outstanding Ordinary Shares entitled to vote at the BC Meeting as of the close of business on November 7, 2025, which was the record date for the BC Meeting. At the BC Meeting, the Company shareholders approved a proposal to approve by ordinary resolution and adopt the Merger Agreement, as amended on August 19, 2024, by and among AlphaTime, PubCo, Merger Sub 1, Merger Sub 2, Merger Sub 3, and HCYC and the transactions contemplated thereunder. Consummation of the HCYC Business Combination remains subject to the satisfaction or waiver of the remaining closing conditions under the Merger Agreement.

In connection with the BC Meeting, the Company shareholders holding an aggregate of 382,091 Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our founders or an affiliate of our founders may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we will repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $300,000 of such loans may be convertible into working capital units, at a price of $10.00 per unit at the option of the lender. Such working capital units would be identical to the private units sold in the private placement. Other than the executed promissory notes described above, the terms of any such loans have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our founders or an affiliate of our founders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account, but in the event that we seek loans from any third parties, we will obtain a waiver against any and all rights to seek access to funds in our trust account.

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

Our Sponsor will be permitted to transfer the private units held by them to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to it or them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the founders. Otherwise, these private units (and underlying securities) will be subject to certain transfer restrictions, subject to certain limited exceptions, as described under “Principal Shareholders - Restrictions on Transfers of Founder Shares and Private Units.”

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

On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. On February 20, 2024, the Company further raised $20,000 from the sponsor against a promissory note. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, originally payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination. On April 14, 2025, the Company amended and restated the promissory note to extend the maturity date to promptly after the date of the consummation of the business combination. As of December 31, 2025 and 2024, $1,262,500 was outstanding in the aggregate under the promissory notes issued to the Sponsor.

On November 4, 2024, December 4, 2024, and January 4, 2025, the Company entered into monthly extension letters with the sponsors to extend the timeline of the business combination from November 4, 2024 to December 4, 2024, from December 4, 2024 to January 4, 2025, and from January 4, 2025 to February 4, 2025, respectively. The November and December extension funds were deposited into the trust account following December 31, 2024, and as a result, did not accrue interest income during that period. The November, December and January extension payments were included in the ordinary shares subject to possible redemption figures as of December 31, 2025.

Due to Related Parties

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of December 31, 2025 and 2024, due to related party amounted to $814,700 and $568,299, respectively.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $120,000 was recorded for each of the years ended December 31, 2025 and 2024.

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

Concurrent with the closing of the IPO, our Sponsor, at the option of the Company, sold to the underwriter or its designees 115,500 Founder Shares for a purchase price of $2.00 per share and an aggregate purchase price of $231,000. On January 9, 2023, upon exercise of the underwriters’ over-allotment option, our Sponsor sold an additional 17,325 Founder Shares at $2.00 per share for an aggregate purchase price of $34,650, bringing the aggregate number of Founder Shares sold to Chardan or its designees to 132,825 for an aggregate purchase price of $265,650.

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

No such fee was incurred for both the year ended December 31, 2025 and 2024.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. Our contractual obligations and commitments include the promissory notes issued to our Sponsor ($1,262,500 outstanding as of December 31, 2025), amounts due to HCYC ($752,363 as of December 31, 2025), the deferred underwriting commission of $2,415,000 payable upon completion of a business combination, the administrative services arrangement with our Sponsor described below, our obligations under the Merger Agreement and the Securities Purchase Agreements for the PIPE Financing, and the extension-payment provisions of the Trust Agreement described above, each as described elsewhere in this Report and in the notes to our financial statements.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption of $11.50 per share (plus any income earned from Trust Account) as temporary equity as of December 31, 2025, outside of the shareholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that were directly related to our IPO and that were charged to shareholders’ equity upon the completion of our IPO on January 4, 2023. As of December 31, 2025 and 2024, there were no deferred offering costs.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our President and Chief Financial Officer, evaluated, as of December 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, including our President and Chief Financial Officer, has conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the material weakness in our internal control over financial reporting related to insufficient review of related party transactions. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for related party transactions and ensure that communication with related parties is sufficient to ensure completeness of related party transactions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Xinfeng Feng	45	Chairwoman of the Board of Directors
Gan Kim Hai	58	Chief Executive Officer and Director
Yingxuan Shan	29	Chief Financial Officer and Director
Seongil Lee	56	Independent Director
Wen He	59	Independent Director
Chee Aun Pua	52	Independent Director

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

Yingxuan Shan, has served as our Chief Financial Officer and Director since May 2025. Since May 2023, Ms. Shan has served as a Shareholder at Chengdu Beiming Electronics Technology Co., Ltd. From September 2022 to April 2023, Ms. Shan served as an information technology auditor at KPMG Enterprise Consulting (China) Co., Ltd. From June 2021 to June 2022, Ms. Shan served as a risk control specialist for Huobi Global (Beijing) Co., Ltd. Ms. Shan earned her Bachelor’s Degree in Finance from Miami University and her Master’s Degree is Risk Management from New York University.

Seongil Lee, our director, has served as Head of the Korean branch of UNIGO Co., Ltd. since February 2026. From January 2015 to February 2026, Mr. Lee served as Head of Overseas Operations of the Hallyu Selection Organizing Committee, a Seoul-based organization. From December 2012 to August 2015, Mr. Lee served as the representative of YOU & I Tour, a travel services company. From July 2005 to October 2012, Mr. Lee served as Branch Manager of ESTIA (Shanghai) Co., Ltd. Mr. Lee received a bachelor’s degree in economics from Chungnam National University in 1992 and a master’s degree in economics from Tokyo Keizai University in 2003. We believe Mr. Lee is well qualified to serve as a director due to his experience in the financial markets.

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

Chee Aun Pua, our director, has served as Business Development Director of Unitour (Malaysia) Sdn Bhd, a travel agency, since January 2026. From January 2013 to December 2025, Mr. Pua served as a Tour Manager & Tour Leader at Orchid Dynasty Travel & Tours Sdn Bhd. From 2009 to 2013, Mr. Pua served as Business Development Manager at Columbia MM2H Sdn Bhd. From 1996 to 2009, Mr. Pua served as Tour Guide & Tour Leader at Columbia Leisure Sdn Bhd. Mr. Pua received a Diploma in Accounting from LCCI. We believe Mr. Pua is well qualified to serve as a director due to his relationships in the Asian market.

Number and Terms of Office of Officers and Directors

We have six directors as of the date of this Annual Report. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Xinfeng Feng and Wen He, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Gan Kim Hai and Seongil Lee, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Chee Aun Pua and Yingxuan Shan, will expire at the third annual meeting of shareholders. There is no requirement under the Companies Act for us to hold annual or general meetings to elect directors. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

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

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Seongil Lee, Wen He and Chee Aun Pua are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting NASDAQ’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Seongil Lee, Wen He and Chee Aun Pua serve as members of our audit committee, with Seongil Lee serving as the Chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under NASDAQ listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Seongil Lee qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We established a compensation committee of the board of directors. Seongil Lee, Wen He, and Chee Aun Pua serve as members of our compensation committee, with Wen He serving as the chairman of the compensation committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under NASDAQ listing standards applicable to members of the compensation committee.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees, which we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this Form 10-K.

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

Our officer or director may become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months from the closing of our Initial Public Offering (or up to 47 months, if we extend the time to complete a Business Combination).

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	Our officers may become an officer or director of any other SPACs even before we enter into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months from the closing of our Initial Public Offering (or up to 47 months, if we extend the time to complete a Business Combination); as a result, our officers or directors may present a potential target to our competitor that would had been presented to us or devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our Initial Shareholders have agreed to waive their redemption rights with respect to any Founder Shares, private shares and any Public Shares held by them in connection with the consummation of our initial business combination. Additionally, our Initial Shareholders have agreed to waive their redemption rights with respect to any Founder Shares and private shares held by them if we fail to consummate our initial business combination within 24 months from the closing of our Initial Public Offering (or up to 47 months, if we extend the time to complete a Business Combination). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of our Public Shares, and the Private Placement Units and underlying securities will be worthless. With certain limited exceptions, 50% of the Founder Shares and Private Placement Units (and underlying securities) will not be transferable, assignable by our founders until the earlier to occur of: (A) six months after the date of the consummation of our initial business combination, or (B) the date on which the closing price of our Ordinary Shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the Founder Shares and Private Placement Units (and underlying securities) may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property. Since members of our management may directly or indirectly own Ordinary Shares, Warrants and Rights, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to complete our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our founders may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as we may obtain loans from our founders or an affiliate of our founders to finance transaction costs in connection with an intended initial business combination. As of December 31, 2025, $1,262,500 was outstanding under promissory notes issued to our Sponsor, which are payable promptly after the consummation of a Business Combination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table reflects beneficial ownership, determined in accordance with Rule 13d-3 under the Exchange Act, of our Ordinary Shares, including Founder Shares and the private shares underlying the Private Placement Units.

The following table is based on 2,545,432 Ordinary Shares outstanding at November 9, 2026. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Share
Alphamade Holding LP (2)	983,700	38.6%
Doreen International Limited(3)	1,035,000	40.7%
Xinfeng Feng(3)	1,035,000	40.7%
Gan Kim Hai(4)	-	-
Yingxuan Shan(4)	-	-
Seongil Lee(4)	-	-
Wen He(4)	-	-
Chee Aun Pua(4)	-	-
All executive officers and directors as a group (6 individuals) (4)	1,035,000	40.7%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o AlphaTime Acquisition Corp, 500 Fifth Avenue, Suite 938, New York, NY 10110.

(2)	Alphamade Holding LP is the record holder of Founder Shares reported herein. Alphamade Management LLC is the managing member of Alphamade Holding LP and Taylor Zhang is the manager of Alphamade Management LLC. Accordingly, Mr. Zhang is deemed to be the beneficial owner of such shares. Mr. Zhang disclaims beneficial ownership of the shares owned by Alphamade Holding LP except to the extent of his ultimate pecuniary interest therein.

(3)	Doreen International Limited is the record holder of Founder Shares reported herein. Ms. Feng is the sole director and shareholder of Doreen International Limited and, accordingly, may be deemed to beneficially own the shares held of record by Doreen International Limited.

(4)	Does not include any shares that may be indirectly owned by Gan Kim Hai, Yingxuan Shan, Seongil Lee, Wen He and Chee Aun Pua as a result of each such person holding a partnership interest in Alphamade Holding LP. The shares reported for Ms. Feng and for all executive officers and directors as a group consist of the 1,035,000 Founder Shares held of record by Doreen International Limited. See footnote (3).

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

Service Arrangements

On December 30, 2022, we entered into an administrative services agreement with our Sponsor, pursuant to which the Sponsor agreed to make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay to the affiliate of the Sponsor $10,000 per month for such administrative services. For the period from September 15, 2021 (inception) through December 31, 2025, the Company incurred $360,000 in such fees.

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

Promissory Notes - Related Party

On September 21, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note expired on December 31, 2021 and paid in full.

On September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, which was used to fund the first extension of the time to complete the business combination. On April 12, 2024, the Company amended and restated the promissory note to extend the maturity date to the earlier of January 4, 2025 or promptly after the date of the consummation of the business combination. On April 14, 2025, the promissory note was further amended and restated to extend the maturity date to promptly after the date the business combination is consummated. As of December 31, 2025, $712,500 was outstanding.

On December 28, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $660,000.00 which was used to fund the second extension of the time to complete the business combination. On April 14, 2025, the Company amended and restated the promissory note to extend the maturity date to promptly after the date of the consummation of the business combination. As of December 31, 2025, $550,000 was outstanding.

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

No amounts were outstanding under the IPO promissory note described above as of December 31, 2025 or December 31, 2024.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Other than the executed promissory notes described above, the terms of any such loans have not been determined and no written agreements exist with respect to such loans.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Seongil Lee, Wen He and Chee Aun Pua are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On September 22, 2026, the Board of Directors (the “Board”) approved the dismissal of UHY LLP (“UHY”), the Company’s former independent registered public accounting firm, and on October 14, 2026, the Company notified UHY of its dismissal, effective as of October 14, 2026. On September 22, 2026, the Company engaged INBERGO CPA LLP (“INBERGO”) as its new independent registered public accounting firm, with the appointment approved by the Board and the Audit Committee on that date. Information regarding the change in the Company’s independent registered public accounting firm, including the disclosures required by Item 304(a) of Regulation S-K, is set forth in the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2026.

The following is a summary of fees paid or to be paid to each of INBERGO and UHY for services rendered for the fiscal years ended December 31, 2025 and 2024.

Audit Fees.

Audit fees consist of fees for professional services rendered for the audit of our annual financial statements, the review of interim financial information included in our Forms 10-Q, and other services that are normally provided in connection with statutory and regulatory filings or engagements.

The aggregate fees paid or to be paid to INBERGO for professional services rendered for the audit of the Company’s financial statements as of and for the year ended December 31, 2025 and as of and for the comparative year ended December 31, 2024, and other required filings with the SEC, totaled USD 20,000 for the year ended December 31, 2025 and USD 20,000 for the year ended December 31, 2024. INBERGO is also performing the reviews of the interim financial information included in the Company’s Forms 10-Q for the quarters ended March 31, 2026 and June 30, 2026, and has been engaged to perform the review for the quarter ending September 30, 2026, in each case at a fee of USD 5,000 per quarter, or USD 15,000 in the aggregate for the 2026 interim reviews, which fees will be reflected in the Company’s disclosure for the fiscal year ended December 31, 2026. In the aggregate, fees billed or to be billed by INBERGO for the audits of the 2024 and 2025 fiscal years and the 2026 interim reviews total USD 55,000.

The aggregate fees billed by UHY for professional services rendered primarily for the review of the interim financial information included in our Forms 10-Q for the quarters ended March 31, June 30 and September 30, 2025, and other required filings with the SEC for the year ended December 31, 2025, totaled USD 168,099. UHY did not audit the Company’s annual financial statements for the year ended December 31, 2025. The aggregate fees billed by UHY for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2024, the review of the interim financial information included in our Forms 10-Q for the respective periods, and other required filings with the SEC, totaled USD 192,821.

Audit-Related Fees.

Audit-related services consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Neither INBERGO nor UHY billed any audit-related fees for the fiscal years ended December 31, 2025 and 2024.

Tax Fees.

Neither INBERGO nor UHY billed any fees for tax compliance, tax advice or tax planning services for the fiscal years ended December 31, 2025 and 2024.

All Other Fees.

There were no fees billed for products and services provided by our independent registered public accounting firms other than the services set forth above for the fiscal years ended December 31, 2025 and 2024.

Pre-Approval Policy

The audit committee pre-approved all audit and permitted non-audit services rendered to the Company by INBERGO and UHY for the fiscal years ended December 31, 2025 and 2024, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). On a going-forward basis, the audit committee will continue to pre-approve all auditing services and permitted non-audit services to be performed for the Company by its independent registered public accounting firm, including the fees and terms thereof.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 5, 2024, by and among AlphaTime Acquisition Corp, HCYC Holding Company, HCYC Group Company Limited and the additional parties thereto.(incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2024).
2.2	First Amendment to Agreement and Plan of Merger, dated as of August 19, 2024, by and among AlphaTime Acquisition Corp and HCYC Group Company Limited. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2024).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 7, 2022)
3.2	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
3.3	Form of Third Amended and Restated Memorandum and Articles of Association, adopted on December 28, 2023. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
3.4	Amendment to Third Amended and Restated Memorandum and Articles of Association, adopted on December 20, 2024. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2024).
3.5	Form of Amendment to Third Amended and Restated Memorandum and Articles of Association, adopted on October 1, 2025. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2025)
3.6	Form of Amendment to Third Amended and Restated Memorandum and Articles of Association, adopted on December 16, 2025. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2025)
3.7	Form of Amendment to Third Amended and Restated Memorandum and Articles of Association, adopted on March 27, 2026. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 2, 2026)
4.1	Rights Agreement, dated December 30, 2022, by and between the Company and Equiniti Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
4.2	Warrant Agreement, dated December 30, 2022, by and between the Company and Equiniti Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
4.3	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
4.4	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
4.5	Specimen Warrant Certificate. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
4.6	Specimen Rights Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 24, 2023).
10.1	Letter Agreement, dated December 30, 2022, by and among the Company, its executive officers, its directors and Alphamade Holding LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.2	Investment Management Trust Agreement, dated December 30, 2022, by and between the Company and Equiniti Trust Company, LLC, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.3	Registration Rights Agreement, dated December 30, 2022, by and among the Company, Alphamade Holding, LP and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.4	Private Placement Unit Purchase Agreement, dated December 30, 2022, by and between the Company and Alphamade Holding LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.5	Units Purchase Option, dated December 30, 2022, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.6	Securities Escrow Agreement, dated December 30, 2022, by and among the Company, Equiniti Trust Company, LLC and the Initial Shareholders party thereto. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.7	Administrative Services Agreement, dated December 30, 2022, by and between the Company and Alphamade Holding, LP (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.9	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2023).
10.10	Promissory Note, dated September 30, 2021, issued to Alphamade Holding LP(incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022

10.11	Amended and Restated Promissory Note, dated November 23, 2021, issued to Alphamade Holding LP (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022.
10.12	Second Amended and Restated Promissory Note, dated January 26, 2022, issued to Alphamade Holding LP (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022
10.13	Third Amended and Restated Promissory Note, dated October 20, 2022, issued to Alphamade Holding LP ((incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-268696), filed with the SEC on December 23, 2022).
10.14	Amendment to the Investment Management Trust Agreement, dated December 28, 2023, by and between AlphaTime Acquisition Corp and Equiniti Trust Company, LLC.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2024).
10.15	Shareholder Support Agreement dated as of January 5, 2024, by and among AlphaTime Acquisition Corp, HCYC Group Company Limited and the additional parties thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2024).
10.16	Sponsor Support Agreement dated as of January 5, 2024, by and among AlphaTime Acquisition Corp,, HCYC Holding Company, AlphaMade Holding LP and the additional parties thereto. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2024).
10.17	Amendment to the Investment Management Trust Agreement, dated December 20, 2024, by and between AlphaTime Acquisition Corp and Equiniti Trust Company, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 26, 2024).
10.18	Amendment to the Investment Management Trust Agreement, dated October 1, 2025, by and between AlphaTime Acquisition Corp and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 3, 2025).
10.19	Amendment to the Investment Management Trust Agreement, dated December 16, 2025, by and between AlphaTime Acquisition Corp and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2025).
10.20	Amendment to the Investment Management Trust Agreement, dated March 27, 2026, by and between AlphaTime Acquisition Corp and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 2, 2026).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 7, 2022).
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025).
101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Cayman Islands, on the 5th day of November 2026.

ALPHATIME ACQUISITION CORP

By:	/s/ Gan Kim Hai
Name:	Gan Kim Hai
Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Gan Kim Hai	Principal Executive Officer and Director	November 10, 2026
Gan Kim Hai	(Principal Executive Officer)

/s/ Yingxuan Shan	Principal Financial Officer and Director	November 10, 2026
Yingxuan Shan	(Principal Financial Officer)

/s/ Xinfeng Feng	Chairwoman of the Board and Director	November 10, 2026
Xinfeng Feng

/s/ Seongil Lee	Director	November 10, 2026
Seongil Lee

/s/ Wen He	Director	November 10, 2026
Wen He

/s/ Chee Aun Pua	Director	November 10, 2026
Chee Aun Pua

INBERGO CPA LLP 626 RexCorp Plaza, Uniondale, New York 11556, USA T +1 (516) 774-4790 www.inbergocpallp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of AlphaTime Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AlphaTime Acquisition Corp (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared to assume the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, and incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in the pursuit of the consummation of a business combination. The Company’s cash and working capital as of December 31, 2025, are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ INBERGO CPA LLP

We have served as the Company’s auditor since 2026.

Uniondale, New York

November 9, 2026

ALPHATIME ACQUISITION CORP

BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets:
Current assets:
Cash	$1,233	$1,425
Prepaid expenses	1,773	15,313
Total current assets	3,006	16,738

Investment held in Trust Account	4,800,584	15,240,284
Total assets	$4,803,590	$15,257,022
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$1,462,474	$1,500,701
Promissory notes – related party	1,262,500	1,262,500
Due to HCYC	752,363	-
Due to related parties	814,700	568,299
Total current liabilities	4,292,037	3,331,500
Deferred underwriting commission	2,415,000	2,415,000
Total liabilities	6,707,037	5,746,500
Commitments and Contingencies
Temporary Equity:
Ordinary shares subject to possible redemption, 417,436 and 1,335,250 shares at redemption value of $11.50 and $11.41 per share as of December 31, 2025 and December 31, 2024 respectively	4,800,584	15,240,284

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 2,134,200 shares issued and outstanding at December 31, 2025 and December 31, 2024	214	214
Additional paid-in capital	-	-
Accumulated deficit	(6,704,245)	(5,729,976)
Total Shareholders’ Deficit	(6,704,031)	(5,729,762)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$4,803,590	$15,257,022

The accompanying notes are an integral part of these financial statements.

ALPHATIME ACQUISITION CORP

STATEMENTS OF OPERATIONS

For the years ended December 31, 2025 and 2024

	For the year ended December 31, 2025	For the year ended December 31, 2024

Formation and operating costs	$769,410	$1,283,961

Total Expenses	$(769,410)	$(1,283,961)
Other income
Income earned on Trust Account	717,979	2,782,552
Net income (loss)	$(51,431)	$1,498,591

Weighted average shares outstanding of redeemable ordinary shares	1,116,483	4,747,637
Basic and diluted net income per share, redeemable ordinary shares	$0.53	$0.44
Weighted average shares outstanding of non-redeemable ordinary shares	2,134,200	2,134,200
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.30)	$(0.27)

The accompanying notes are an integral part of these financial statements.

ALPHATIME ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the years ended December 31, 2025 and 2024

	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
Balance as of December 31, 2023	2,134,200	$214	$-	$(3,896,015)	$(3,895,801)
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and deposit	-	-	-	(3,332,552)	(3,332,552)
Net income	-	-	-	1,498,591	1,498,591
Balance as of December 31, 2024	2,134,200	$214	$-	$(5,729,976)	$(5,729,762)
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and deposit	-	-	-	(922,838)	(922,838)
Net loss	-	-	-	(51,431)	(51,431)
Balance as of December 31, 2025	2,134,200	$214	$-	$(6,704,245)	$(6,704,031)

The accompanying notes are an integral part of these financial statements.

ALPHATIME ACQUISITION CORP

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2025 and 2024

	For the year ended December 31, 2025	For the year ended December 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$(51,431)	$1,498,591
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on Trust Account	(717,979)	(2,782,552)
Changes in current assets and liabilities:
Prepaid expenses	13,540	27,739
Accounts payable and accrued expenses	(38,227)	851,112
Due to HCYC	547,504	-
Due to related parties	246,401	368,981
Net cash used in operating activities	$(192)	$(36,129)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	$(204,859)	$(550,000)
Proceeds from sale of investments in the Trust Account	11,362,537	62,154,467
Net cash provided by investing activities	$11,157,678	$61,604,467

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	-	572,500
Redemption of ordinary shares	(11,362,537)	(62,154,467)
Advance from HCYC for extension deposits	204,859	-
Net cash used in financing activities	$(11,157,678)	$(61,581,967)

Net change in cash	(192)	(13,629)
Cash—beginning of the period	1,425	15,054
Cash—end of the period	$1,233	$1,425

Supplemental disclosure of noncash financing activities:
Subsequent measurement of ordinary shares subject to possible redemption	$922,838	$3,332,552

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

As on December 31, 2025, the Company had not commenced any operations. All activities for the period from September 15, 2021 (inception) through December 31, 2025 relates to the Company’s organizational activities, those necessary to prepare for and complete the initial public offering (“IPO”), identifying a target company for a business combination and activities in connection with the business combination. The Company will not generate any operating revenues until the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

In connection with the shareholders’ vote at the meeting on December 28, 2023, 2,160,774 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $23,302,146 (approximately $10.78 per share) has been removed from the Trust Account to pay such holders and approximately $51,252,520 remained in the Trust Account. Following the Redemption, the Company had 6,873,426 Ordinary Shares outstanding.

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

In connection with the shareholders’ vote at the Second Meeting, holders of 3,403,976 Ordinary Shares of the Company exercised their right to redeem such shares (the “Second Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $38,852,320.60 (approximately $11.41 per share) was removed from the Trust Account to pay such holders and approximately $15,240,284 remained in the Trust Account. Following the aforementioned redemptions, the Company had 3,469,450 Ordinary Shares outstanding.

On October 1, 2025, the Company held an extraordinary general meeting (the “Third Meeting”), solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination from October 4, 2025 to January 4, 2026, with all three (3) extensions comprised of one month each and (ii) the proposal to amend the Company’s investment management trust agreement, dated as of December 30, 2022, by and between the Company and Equiniti Trust Company, LLC to allow the Company to extend the Termination Date up to three (3) times, with each extension comprised of one month each from the Termination Date, or extended date, as applicable, to January 4, 2026, by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the trust account $55,000 for each monthly extension until January 4, 2026.

In connection with the shareholders’ vote at the Third Meeting, holders of 917,814 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $11,362,537(approximately $12.38 per share) was removed from the Trust Account to pay such holders and approximately $4,763,807 remained in the Trust Account. Following the aforementioned redemptions, the Company had 2,551,636 Ordinary Shares outstanding.

On December 16, 2025, the Company held an extraordinary general meeting (the “Fourth Meeting”), solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination from January 4, 2026 to April 4, 2026, with all three (3) extensions comprised of one month each and (ii) the proposal to amend the Company’s investment management trust agreement, dated as of December 30, 2022, by and between the Company and Equiniti Trust Company, LLC to allow the Company to extend the Termination Date up to three (3) times, with each extension comprised of one month each from the Termination Date, or extended date, as applicable, to April 4, 2026, by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the trust account $1 for each monthly extension until April 4, 2026.

In connection with the shareholders’ vote at the Fourth Meeting, holders of 69 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $889.39 (approximately $12.89 per share) was removed from the Trust Account to pay such holders and approximately $4,814,571 remained in the Trust Account. Following the aforementioned redemptions, the Company had 2,551,567 Ordinary Shares outstanding.

On March 27, 2026, the Company held an extraordinary general meeting (the “Fifth Meeting”), solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination from April 4, 2026 to December 4, 2026, with all eight (8) extensions comprised of one month each and (ii) the proposal to amend the Company’s investment management trust agreement, dated as of December 30, 2022, by and between the Company and Equiniti Trust Company, LLC to allow the Company to extend the Termination Date up to eight (8) times, with each extension comprised of one month each from the Termination Date, or extended date, as applicable, to December 4, 2026, by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the trust account $15,000 for each monthly extension until December 4, 2026.

In connection with the shareholders’ vote at the Fifth Meeting, holders of 6,135 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $79,701.15 (approximately $12.99 per share) was removed from the Trust Account to pay such holders and approximately $4,776,622 remained in the Trust Account. Following the aforementioned redemptions, the Company had 2,545,432 Ordinary Shares outstanding.

On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, that is payable promptly after the completion of an initial business combination. Further, the Company has deposited a total of $489,979 into the Trust Account to extend the deadline to complete the business combination from April 4, 2024 to January 4, 2025. The total deposits made to date were $5,021 less than the amount required to fully fund the extensions through February 4, 2025, and, as a result, a portion of the extensions remained unfunded as of December 31, 2025. Thereafter, the Company entered into additional extension letters to extend the timeline of the business combination on a monthly basis through December 4, 2026. As of December 31, 2025, the extension payments in aggregate totaling $565,141 had not yet been deposited into the Trust Account and, accordingly, did not accrue interest income during the period. These extension payments were also not included in the ordinary shares subject to possible redemption as of December 31, 2025.

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

Liquidity

As of December 31, 2025, the Company had a cash balance of $1,233 and a working capital deficit of $4,289,031. The Company expects that it will need additional capital to satisfy its liquidity needs beyond the net proceeds from the consummation of the IPO and the proceeds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. The Company has incurred and expects to continue to incur significant professional costs to remain as a public traded company and to incur transaction costs in pursuit of a Business Combination.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, with the last extension termination date on December 4, 2026, and such period is not extended, there will be a liquidation and subsequent dissolution. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management has adopted plans intended to address the substantial doubt about the Company’s ability to continue as a going concern. Management intends to continue to pursue the consummation of the Business Combination with HCYC. Prior to the consummation of a Business Combination, the Company intends to cover any working capital shortfalls through extension loans and other financing arrangements. In addition, the Company is seeking alternative ways to complete the Business Combination, including applying to have the Company’s securities quoted on the OTC market, in order to maintain the Company’s public trading status and facilitate the completion of the Business Combination. Notwithstanding these plans, management cannot conclude that it is probable that its plans will be effectively implemented within one year after the date that the consolidated financial statements are available to be issued, or that, if implemented, the plans will mitigate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, management has concluded that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan funds to the Company as may be required but there is no guarantee that the Company will receive such funds. As on December 31, 2025, there was an amount of $1,262,500 outstanding as loan against promissory notes issued to the Sponsor for extension of the period of business combination from October 4, 2023 to November 4, 2024 and an additional loan of $752,363 borrowed from HCYC (as defined below).

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

On December 5, 2025, the Company held an extraordinary general meeting of shareholders (the “BC Meeting”), at which holders of 2,254,597 Ordinary Shares, par value $0.0001 per share were present in person or by proxy, representing approximately 98.0% of the voting power of the 2,551,636 issued and outstanding Ordinary Shares entitled to vote at the BC Meeting as of the close of business on November 7, 2025, which was the record date for the BC Meeting. At the BC Meeting, AlphaTime shareholders approved a proposal to approve by ordinary resolution and adopt the Merger Agreement, as amended on August 19, 2024, by and among AlphaTime, PubCo, Merger Sub 1, Merger Sub 2, Merger Sub 3, and HCYC and the transactions contemplated thereunder.

In connection with the BC Meeting, the Company shareholders holding an aggregate of 382,091 Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As of December 31, 2025, the Business Combination had not been consummated and such redemptions had not been effected; accordingly, these Ordinary Shares remained outstanding and continued to be classified as ordinary shares subject to possible redemption as of December 31, 2025.

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

On November 12, 2025, the registration statement on Form F-4 relating to the proposed business combination with HCYC was declared effective by the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash and cash equivalents balance of $1,233 and $1,425 as of December 31, 2025 and 2024, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On December 31, 2025, the Company did not experience losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net Income (Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income/(loss) per share is the same as basic income/(loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the year ended December 31, 2025	For the year ended December 31, 2024

Net income (loss)	$(51,431)	$1,498,591
Income earned on Trust Account	(717,979)	(2,782,552)
Accretion of carrying value to redemption value	(204,859)	(550,000)
Net loss including accretion of equity into redemption value	$(974,269)	$(1,833,961)

	For the year ended December 31, 2025		For the year ended December 31, 2024
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(334,624)	(639,645)	(1,265,212)	(568,749)
Income earned on Trust Account	717,979	-	2,782,552	—
Accretion of temporary equity to redemption value	204,859	-	550,000	—
Allocation of net income/(loss)	588,214	(639,645)	2,067,340	(568,749)

Denominators:
Weighted-average shares outstanding	1,116,483	2,134,200	4,747,637	2,134,200
Basic and diluted net income/(loss) per share	$0.53	$(0.30)	$0.44	$(0.27)

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2025, 417,436 ordinary shares subject to possible redemption are presented at redemption value of $11.50 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit. The Company allocates gross proceeds between the Public Shares, Public Warrants and Public Rights based on the relative fair values of the Public Shares, Public Warrants and Public Rights.

At December 31, 2025, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$69,000,000
Less:
Proceeds allocated to Public Rights	(621,000)
Proceeds allocated to Public Warrants	(1,104,000)
Allocation of offering costs related to redeemable shares	(4,770,382)
Accretion of carrying value to redemption value	7,737,382
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and extension deposit	3,820,199
Ordinary shares subject to possible redemption - December 31, 2023	$74,062,199
Redemption of public shares	(62,154,467)
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and extension deposit	3,332,552
Ordinary shares subject to possible redemption – December 31, 2024	$15,240,284
Redemption of public shares	(11,362,537)
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and extension deposit	922,837
Ordinary shares subject to possible redemption – December 31, 2025	$4,800,584

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

On September 27, 2023, the Company extended the time to complete its initial business combination from October 4, 2023 to January 4, 2024 by depositing an aggregate of $690,000 into the Trust Account. In connection with this extension, on September 26, 2023, the Company also entered into a non-interest bearing promissory note with the Sponsor for $690,000, that is payable on the earlier of January 4, 2024 or promptly after the completion of an initial business combination. On April 12, 2024, the Company amended and restated the promissory note to extend the maturity date to the earlier of January 4, 2025 or promptly after the date of the consummation of the business combination. On April 14, 2025, the promissory note was further amended and restated to extend the maturity date to promptly after the date the business combination is consummated. On January 4, 2024, the Company raised $2,500 from the sponsor against a promissory note for working capital purposes and further raised an additional $20,000 on February 20, 2024, bringing the total drawdown beyond the original principal amount of $690,000. On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, that is payable on the earlier of January 4, 2025 or promptly after the completion of an initial business combination. On April 14, 2025, the Company amended and restated the promissory note to extend the maturity date to promptly after the date of the consummation of the business combination. Pursuant to the Trust Agreement Amendment, the Company has extended the date by which it has to complete a business combination from the Termination Date up to ten (10) times, with the first extension comprised of three months, and the subsequent nine (9) extensions comprised of one month each from the Termination Date, or extended date, as applicable, to January 4, 2025 by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the Trust Account $55,000 for each monthly extension (the “Extension Payment”) until January 4, 2025 (assuming a business combination has not occurred). Further, the Company drew down seven times monthly extension fund with aggregate amount of $385,000 under the promissory note and deposited into the Trust Account to extend the deadline to complete the business combination from April 4, 2024 to November 4, 2024. As on December 31, 2025 and 2024, there were outstanding as loan amounts of $1,262,500 against promissory notes.

Due to Related Parties

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of December 31, 2025 and 2024, due to related parties amounted to $814,700 and $568,299, respectively.

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

During the period from September 15, 2021 (inception) through December 31, 2025, a cash fee of $200,000 has been incurred as deferred offering costs for these services of which $160,000 has been paid by the Sponsor through December 31, 2022 and additional $40,000 was paid subsequently through December 31, 2023.

Administration fee

Commencing on the effective date of the registration statement, an affiliate of the Sponsor shall be allowed to charge the Company an allocable share of its overhead, up to $10,000 per month up to the close of the business combination, to compensate it for the Company’s use of its offices, utilities and personnel. An administration fee of $120,000 was recorded for the year ended December 31, 2025, which is also included in Due to Related Parties and remained outstanding as of December 31, 2025.

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

Due to HCYC

The target company, HCYC, paid certain operating costs and extension funds on behalf of the Company. As of December 31, 2025, due to HCYC amounted to $752,363, which $547,504 for operating costs, and $204,859 for extension funds.

As of December 31, 2024, due to HCYC amounted to $0.

Note 7 - Shareholders’ Equity

Preferred Shares - The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preferred shares issued or outstanding.

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

Simultaneously, an amount of $352,350 due to related party was converted into over-allotment of Private Placement, and the underwriter deposited additional $34,650 on behalf of Sponsor for 17,325 Founder Shares for $2.00 per share which was sold by the Sponsor to underwriters. As a result, the Sponsor purchased an additional 38,700 Private Units, an aggregate of 409,200 units at a price of $10.00 per Private Placement Unit (an aggregate of $4,092,000). As of December 31, 2025, there were 2,134,200 ordinary shares issued and outstanding, excluding 417,436 shares subject to possible redemption.

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

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$4,800,584	$4,800,584	$-	$-

	As of December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	$15,240,284	$15,240,284	$-	$-

Note 9 - Subsequent Events

The Company has evaluated subsequent events through November 9, 2026 and determined that there were no significant unrecognized events through that date other than those noted below.

On January 8, 2026, the Nasdaq Stock Market LLC (“Nasdaq”) notified AlphaTime Acquisition Corp (the “Company”) that Nasdaq would announce on January 13, 2026 that it will delist the Company’s ordinary shares, warrants, rights and units because the Company exceeded the maximum three-year period permitted for a special purpose acquisition company to complete an initial business combination following its initial public offering. The Company’s securities were suspended on January 7, 2026 and have not traded on Nasdaq since December 9, 2025. Nasdaq indicated that it will file a Form 25 with the Securities and Exchange Commission to complete the delisting, which will become effective ten days after the Form 25 is filed. The Company intends to seek to have its securities quoted on the OTC Markets following the delisting.

On January 15, 2026, Nasdaq filed a Form 25 with the Securities and Exchange Commission to remove the Company’s ordinary shares, rights, units and warrants from listing on Nasdaq and to withdraw the registration of such securities under Section 12(b) of the Securities Exchange Act of 1934, as amended.

In January 2026, the Company paid $889.39 (approximately $12.89 per share) from the Trust Account to the holders of the 69 Ordinary Shares that exercised their redemption rights in connection with the Fourth Meeting. Following such redemption, the Company had 2,551,567 Ordinary Shares outstanding.

On March 27, 2026, the Company held an extraordinary general meeting (the “Fifth Meeting”), solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination from April 4, 2026 to December 4, 2026, with all eight (8) extensions comprised of one month each and (ii) the proposal to amend the Company’s investment management trust agreement, dated as of December 30, 2022, by and between the Company and Equiniti Trust Company, LLC to allow the Company to extend the Termination Date up to eight (8) times, with each extension comprised of one month each from the Termination Date, or extended date, as applicable, to December 4, 2026, by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the trust account $15,000 for each monthly extension until December 4, 2026.

The target company, HCYC, further paid certain operating costs on behalf of the Company amounted to $139,938.

In connection with the shareholders’ vote at the Fifth Meeting, holders of 6,135 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $79,701.15 (approximately $12.99 per share) was removed from the Trust Account to pay such holders and approximately $4,776,622 remained in the Trust Account. Following the aforementioned redemptions, the Company had 2,545,432 Ordinary Shares outstanding.

