Form 10-Q
period 2026-03-31
ALPHATIME ACQUISITION CORP
filed 2026-11-12
CIK 1889106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of November 12, 2026, there were 2,545,432 ordinary shares, par value $0.0001 issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ALPHATIME ACQUISITION CORP

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash	$1,233	$1,233
Prepaid expenses	74,642	1,773
Total current assets	75,875	3,006

Investment held in Trust Account	4,841,963	4,800,584
Total assets	$4,917,838	4,803,590
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$1,638,831	$1,462,474
Promissory notes – related party	1,262,500	1,262,500
Due to HCYC	766,690	752,363
Due to related parties	899,028	814,700
Total current liabilities	4,567,049	4,292,037
Deferred underwriting commission	2,415,000	2,415,000
Total liabilities	6,982,049	6,707,037
Commitments and Contingencies
Temporary Equity:
Ordinary shares subject to possible redemption, 417,367 and 417,436 shares at redemption value of approximately $11.60 and $11.50 per share as of March 31, 2026 and December 31, 2025, respectively	4,841,963	4,800,584

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 2,134,200 shares issued and outstanding at March 31, 2026 and December 31, 2025	214	214
Additional paid-in capital	-	-
Accumulated deficit	(6,906,388)	(6,704,245)
Total Shareholders’ Deficit	(6,906,174)	(6,704,031)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$4,917,838	$4,803,590

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2026 and 2025 (Unaudited)

	Three months ended March 31,
	2026	2025

Formation and operating costs	$202,143	$183,402

Total Expenses	$(202,143)	$(183,402)
Other income
Income earned on Trust Account	42,268	301,371
Net income (loss)	$(159,875)	$117,969

Weighted average shares outstanding of redeemable ordinary shares	417,384	1,335,250
Basic and diluted net income per share, redeemable ordinary shares	$0.02	$0.20
Weighted average shares outstanding of non-redeemable ordinary shares	2,134,200	2,134,200
Basic and diluted net loss per share, non-redeemable ordinary shares	(0.08)	(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY/(DEFICIT)

(UNAUDITED)

For the three months ended March 31, 2026

	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
Balance as of December 31, 2025	2,134,200	$214	$-	$(6,704,245)	$(6,704,031)
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and deposit	-	-	-	(42,268)	(42,268)
Net loss	-	-	-	(159,875)	(159,875)
Balance as of March 31, 2026	2,134,200	$214	$-	$(6,906,388)	$(6,906,174)

For the three months ended March 31, 2025

	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
Balance as of December 31, 2024	2,134,200	$214	$-	$(5,729,976)	$(5,729,762)
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and deposit	-	-	-	(356,350)	(356,350)
Net income	-	-	-	117,969	117,969
Balance as of March 31, 2025	2,134,200	$214	$-	$(5,968,357)	$(5,968,143)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2026 and 2025 (Unaudited)

	Three months ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$(159,875)	$117,969
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on Trust Account	(42,268)	(301,371)
Changes in current assets and liabilities:
Prepaid expenses	(72,869)	(60,048)
Accounts payable and accrued expenses	176,357	391
Due to HCYC	14,327	141,811
Due to related parties	84,328	156,179
Net cash provided by operating activities	$-	$54,931

Cash Flows from Investing Activities:
Principal deposited in Trust Account	$-	$(54,979)
Cash withdrawn from Trust Account in connection with redemption	889	-
Net cash provided by (used in) investing activities	$889	$(54,979)

Cash Flows from Financing Activities:
Redemption of ordinary shares	(889)	-
Net cash (used in) provided by financing activities	$(889)	$-

Net change in cash	-	(48)
Cash—beginning of the period	1,233	1,425
Cash—end of the period	$1,233	$1,377

Supplemental disclosure of noncash financing activities:
Remeasurement adjustment on ordinary shares subject to possible redemption	$42,268	$356,350

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations and Liquidity

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from September 15, 2021 (inception) through March 31, 2026 relates to the Company’s organizational activities, those necessary to prepare for and complete the initial public offering (“IPO”), identifying a target company for a Business Combination, and activities in connection with the proposed Business Combination described below. The Company will not generate any operating revenues until the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on the proceeds held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Alphamade Holding LP, a Delaware limited partnership (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on December 30, 2022. On January 4, 2023, the Company consummated the IPO of 6,000,000 units (the “Units”). Each Unit consists of one ordinary share of the Company, par value $0.0001 per share (the “Ordinary Shares”), one redeemable warrant (the “Warrants”) and one right (the “Rights”), with each Right entitling the holder thereof to receive one-tenth of one Ordinary Share upon the completion of an initial Business Combination, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $60,000,000. On January 6, 2023, Chardan Capital Markets, LLC exercised its over-allotment option in full, which closed on January 9, 2023, generating additional gross proceeds to the Company of $9,000,000 from the sale of an additional 900,000 Units at $10.00 per Unit.

Simultaneously with the closing of the IPO, the Company completed the sale of 370,500 private units to the Sponsor (the “Private Units”) at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $3,705,000. Simultaneously with the closing of the over-allotment, the Company completed the private sale of an additional 38,700 Private Units, generating additional gross proceeds of $387,000. Transaction costs amounted to $4,892,699, consisting of $1,612,500 of underwriting discount, $2,415,000 of deferred underwriting commission and $865,199 of other offering costs.

Following the closing of the IPO and the sale of over-allotment Units, an aggregate of $70,242,000 of the proceeds from the IPO and the sale of the Private Units was placed in a U.S.-based trust account (the “Trust Account”) maintained by Equiniti Trust Company, LLC, acting as trustee, to be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. Except with respect to income earned on the funds held in the Trust Account that may be released to the Company to pay income tax obligations, the proceeds held in the Trust Account will not be released until the earliest of the completion of a Business Combination, the redemption of the Public Shares in connection with a shareholder vote to amend the Company’s governing documents, or the Company’s liquidation.

The Company initially had 9 months (or up to 18 months, if we extend the time to complete a business combination) from January 4, 2023, the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”).

Proposed Business Combination

On January 5, 2024, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) by and among the Company, HCYC Holding Company (“PubCo”), ATMC Merger Sub 1 Limited, ATMC Merger Sub 2 Limited, HCYC Merger Sub Limited, and HCYC Group Company Limited, a Cayman Islands exempted company (“HCYC”), providing for a business combination by means of a series of mergers among the Company, the merger subsidiaries and HCYC. On November 12, 2025, the registration statement on Form F-4 relating to the proposed business combination with HCYC was declared effective by the SEC.

On December 5, 2025, the Company held an extraordinary general meeting of shareholders (the “BC Meeting”) at which the Company’s shareholders approved the Merger Agreement and the transactions contemplated thereunder. In connection with the BC Meeting, shareholders holding an aggregate of 382,091 Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. The Business Combination has not been consummated and such redemptions have not become effective. On September 14, 2025, the Company entered into Securities Purchase Agreements with certain accredited investors for a private placement of an aggregate of $11.5 million of its Ordinary Shares (1,150,000 shares at $10.00 per share) and accompanying warrants to purchase up to 2,300,000 Ordinary Shares at an exercise price of $10.00 per share (the “PIPE Financing”), expected to close substantially concurrently with the closing of the Business Combination.

Extensions and Redemptions

The Company has extended the date by which it must complete an initial Business Combination on a number of occasions through amendments to its governing documents and the Investment Management Trust Agreement, dated as of December 30, 2022, with Equiniti Trust Company, LLC (as amended, the “Trust Agreement”), funded by deposits into the Trust Account in exchange for non-interest bearing, unsecured promissory notes payable upon the consummation of a Business Combination.

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

In connection with the shareholders’ vote at the Fourth Meeting, holders of 69 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $889.39 (approximately $12.89 per share) was removed from the Trust Account to pay such holders and approximately $4,814,570.90 remained in the Trust Account. Following the aforementioned redemptions, the Company had 2,551,567 Ordinary Shares outstanding.

On March 27, 2026, the Company held an extraordinary general meeting (the “Fifth Meeting”), solely with respect to voting on (i) the proposal to extend the date by which the Company must complete its initial business combination from April 4, 2026 to December 4, 2026, with all eight (8) extensions comprised of one month each and (ii) the proposal to amend the Company’s investment management trust agreement, dated as of December 30, 2022, by and between the Company and Equiniti Trust Company, LLC to allow the Company to extend the Termination Date up to eight (8) times, with each extension comprised of one month each from the Termination Date, or extended date, as applicable, to December 4, 2026, by providing five days’ advance notice to the trustee prior to the applicable Termination Date, or extended date, and depositing into the trust account $15,000 for each monthly extension until December 4, 2026. Shareholder approval of the Fifth Meeting proposals authorized, but did not itself effect, such extensions; each monthly extension is effective only upon satisfaction of the applicable notice and deposit conditions.

In connection with the shareholders’ vote at the Fifth Meeting, holders of 6,135 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. Such shares remained outstanding and were included in ordinary shares subject to possible redemption as of March 31, 2026. In April 2026, subsequent to the end of the quarter, $79,701.15 (approximately $12.99 per share) was removed from the Trust Account to pay such holders and approximately $4,776,622 remained in the Trust Account. Following such payment, the Company had 2,545,432 Ordinary Shares outstanding, of which 411,232 were subject to possible redemption. As of March 31, 2026, the Company had 2,551,567 Ordinary Shares outstanding, of which 417,367 were subject to possible redemption.

On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, that is payable promptly after the completion of an initial business combination. Further, the Company has deposited a total of $489,979 into the Trust Account in connection with extensions of the deadline to complete the business combination from April 4, 2024 to January 4, 2025. The total deposits made to date were $5,021 less than the amount required to fully fund the extensions through February 4, 2025, and, as a result, a portion of the extensions remained unfunded as of March 31, 2026. Thereafter, the Company delivered additional extension letters requesting to extend the timeline of the business combination on a monthly basis through December 4, 2026. As of March 31, 2026, the extension payments in aggregate totaling $565,144 had not yet been deposited into the Trust Account and, accordingly, did not accrue interest income during the period. These extension payments were also not included in the ordinary shares subject to possible redemption as of March 31, 2026. Because the required extension payments were not deposited in full, there is uncertainty as to whether some or all of such extensions were effected in accordance with the Company’s amended and restated memorandum and articles of association and the Trust Agreement, and as to the date by which the Company was or is required to complete a Business Combination.

Nasdaq Delisting

On January 8, 2026, The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that on January 13, 2026, it would announce that it will delist the Company’s ordinary shares, warrants, rights and units as a result of the Company exceeding the maximum three-year period permitted for a special purpose acquisition company to complete an initial business combination following its initial public offering. Trading in the Company’s securities was suspended on January 7, 2026, and the Company’s securities have not traded on Nasdaq since December 9, 2025. On January 15, 2026, Nasdaq filed a Form 25 with the SEC to remove the Company’s ordinary shares, rights, units and warrants from listing on Nasdaq and to withdraw the registration of such securities under Section 12(b) of the Exchange Act. The delisting became effective ten days after the Form 25 was filed, and the withdrawal of registration under Section 12(b) became effective 90 days after the Form 25 was filed. As of the date of this report, the Company’s securities are not listed on any national securities exchange.

Liquidity and Going Concern

As of March 31, 2026, the Company had $1,233 in cash held outside of the Trust Account and a working capital deficit of $4,491,174. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan funds to the Company as may be required. As of March 31, 2026, there was $1,262,500 outstanding under promissory notes issued to the Sponsor and $766,690 outstanding under amounts borrowed from HCYC.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s working capital deficit and the mandatory liquidation and subsequent dissolution that would be required should the Company be unable to complete a Business Combination within the applicable period raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management has adopted plans intended to address the substantial doubt about the Company’s ability to continue as a going concern. Management intends to continue to pursue the consummation of the Business Combination with HCYC. Prior to the consummation of a Business Combination, the Company intends to cover any working capital shortfalls through extension loans and other financing arrangements. In addition, the Company is seeking alternative ways to complete the Business Combination, including applying to have the Company’s securities quoted on the OTC market, in order to maintain the Company’s public trading status and facilitate the completion of the Business Combination. Notwithstanding these plans, management cannot conclude that it is probable that its plans will be effectively implemented within one year after the date that the unaudited condensed financial statements are available to be issued, or that, if implemented, the plans will mitigate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, management has concluded that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Accordingly, actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash and cash equivalents balance of $1,233 as of each of March 31, 2026 and December 31, 2025.

Investment Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. government securities, generally having a readily determinable fair value. Gains and losses resulting from the change in fair value of these securities and income earned on the investments held in the Trust Account are included in income earned on the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2026 and December 31, 2025, 417,367 and 417,436 ordinary shares subject to possible redemption are presented at a redemption value of approximately $11.60 and $11.50 per share, respectively, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At March 31, 2026, the ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption at December 31, 2025	$4,800,584
Redemption of ordinary shares	(889)
Subsequent measurement of ordinary shares subject to possible redemption	42,268
Ordinary shares subject to possible redemption at March 31, 2026	$4,841,963

Net Income (Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period, allocated between the redeemable ordinary shares and the non-redeemable ordinary shares using the two-class method. Remeasurement of the carrying value of ordinary shares subject to possible redemption to redemption value is treated as a deemed dividend to the redeemable shareholders. As of March 31, 2026, the Company did not have any dilutive securities that could potentially be exercised or converted into ordinary shares. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented.

The following table presents the calculation of basic and diluted net income (loss) per share:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025

Net income (loss)	$(159,875)	$117,969
Income earned on Trust Account	(42,268)	(301,371)
Accretion of carrying value to redemption value	-	(54,979)
Net loss including accretion of equity into redemption value	$(202,143)	$(238,381)

	Three months ended March 31, 2026		Three months ended March 31, 2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Particulars	Shares	Shares	Shares	Shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(33,066)	$(169,077)	$(91,743)	$(146,638)
Income earned on Trust Account	42,268	—	301,371	—
Accretion of temporary equity to redemption value	—	—	54,979	—
Allocation of net income/(loss)	$9,202	$(169,077)	$264,607	$(146,638)

Denominators:
Weighted-average shares outstanding	417,384	2,134,200	1,335,250	2,134,200
Basic and diluted net income/(loss) per share	$0.02	$(0.08)	$0.20	$(0.07)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 6,900,000 Units (including 900,000 Units sold pursuant to the underwriters’ full exercise of the over-allotment option) at a purchase price of $10.00 per Unit. Each Unit consists of one Ordinary Share, one redeemable Warrant and one Right. Each Warrant entitles the holder thereof to purchase one Ordinary Share at a price of $11.50 per share, subject to adjustment, and is exercisable commencing on the later of 30 days after the completion of the initial Business Combination and 12 months from the closing of the IPO, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. Each Right entitles the holder thereof to receive one-tenth (1/10) of one Ordinary Share upon the consummation of the initial Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 370,500 Private Units at a price of $10.00 per Private Unit, generating gross proceeds of $3,705,000. Simultaneously with the closing of the over-allotment, the Company sold an additional 38,700 Private Units to the Sponsor, generating additional gross proceeds of $387,000. Each Private Unit consists of one Ordinary Share, one Warrant and one Right, and is identical to the Units sold in the IPO except as described in the Company’s registration statement. The proceeds from the sale of the Private Units were added to the proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the applicable period, the proceeds from the sale of the Private Units held in the Trust Account will be used to fund the redemption of the Public Shares, and the Private Units and their underlying securities will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On September 28, 2021, the Sponsor purchased 1,437,500 of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. On January 8, 2022, the Company effected a recapitalization pursuant to which the Founder Shares were reclassified into ordinary shares and the Sponsor was issued additional shares, resulting in an aggregate of 1,725,000 Founder Shares outstanding, of which up to 225,000 were subject to forfeiture to the extent the over-allotment option was not exercised in full. As a result of the underwriters’ exercise of the over-allotment option in full, no Founder Shares were forfeited.

Promissory Notes — Related Party

The Company has issued a series of unsecured promissory notes to the Sponsor to finance working capital and costs associated with extending the period available to complete a Business Combination. The notes are non-interest bearing and are payable upon the consummation of a Business Combination. As of March 31, 2026 and December 31, 2025, the aggregate amount outstanding under the promissory notes issued to the Sponsor was $1,262,500.

Due to Related Parties

From time to time, the Sponsor and the Company’s officers and directors advance funds to the Company, or pay expenses on behalf of the Company, for working capital purposes. As of March 31, 2026 and December 31, 2025, the amount due to related parties was $899,028 and $814,700, respectively.

Administrative Support Agreement

Commencing on the effective date of the IPO, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and shared personnel support services. For each of the three months ended March 31, 2026 and 2025, the Company incurred $30,000 of such fees.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Units (and underlying securities) and any units that may be issued upon conversion of working capital loans are entitled to registration rights pursuant to a registration rights agreement. These holders are entitled to make up to a specified number of demands that the Company register such securities and to certain “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid an underwriting discount of $1,612,500 in connection with the IPO. In addition, the underwriters are entitled to a deferred underwriting commission of $2,415,000, equal to $0.35 per Unit sold in the IPO, payable solely in the event the Company completes a Business Combination, subject to the terms of the underwriting agreement. The Company also sold to the underwriters, for $100, a unit purchase option to purchase up to 58,000 Units exercisable at $11.50 per Unit.

Due to HCYC

HCYC, the Company’s proposed business combination target, has from time to time paid certain expenses on behalf of the Company. As of March 31, 2026 and December 31, 2025, the amount due to HCYC was $766,690 and $752,363, respectively.

Note 7 — Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 2,134,200 ordinary shares issued and outstanding, excluding 417,367 and 417,436 ordinary shares, respectively, subject to possible redemption that are classified as temporary equity.

Warrants — Each Warrant entitles the holder to purchase one Ordinary Share at a price of $11.50 per share, subject to adjustment. The Warrants are exercisable commencing on the later of 30 days after the completion of the initial Business Combination and 12 months from the closing of the IPO, and expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. The Company accounts for the Warrants and the Rights as equity-classified instruments based on an assessment of their specific terms and the applicable authoritative guidance in ASC 480 and ASC 815.

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. The Company’s investments held in the Trust Account are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical assets. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation inputs utilized:

		March 31, 2026	December 31, 2025
Investments held in Trust Account	Level 1	$4,841,963	$4,800,584

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements, other than as described below.

At the Fifth Meeting held on March 27, 2026, the Company’s shareholders approved the proposals to extend the date by which the Company must complete its initial business combination from April 4, 2026 up to eight (8) times, with each extension comprised of one month, to December 4, 2026, and to amend the Trust Agreement accordingly, with the Company to deposit $15,000 into the Trust Account for each monthly extension. In connection with the vote at the Fifth Meeting, holders of 6,135 Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account.

In April 2026, the Company paid $79,701.15 (approximately $12.99 per share) from the Trust Account to the holders of the 6,135 Ordinary Shares that exercised their redemption rights in connection with the Fifth Meeting. Following such redemption, the Company had 2,545,432 Ordinary Shares outstanding, of which 411,232 Ordinary Shares were subject to possible redemption, and approximately $4,776,622 remained in the Trust Account.

Subsequent to March 31, 2026, the target company, HCYC, paid certain additional operating costs on behalf of the Company amounting to $125,611.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Because we are a blank check company, the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, may not be available to us. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results expressed or implied by these forward-looking statements. Except as required by applicable law, we do not undertake any obligation to update or revise any forward-looking statements.

Overview

We are a blank check company incorporated in the Cayman Islands on September 15, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on December 30, 2022. On January 4, 2023, we consummated the Initial Public Offering of 6,000,000 units (the “Units”), at $10.00 per Unit, generating gross proceeds of $60,000,000. On January 9, 2023, the underwriters exercised their over-allotment option in full, resulting in the sale of an additional 900,000 Units at $10.00 per Unit, generating additional gross proceeds of $9,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 370,500 private placement units (the “Private Placement Units”) at $10.00 per unit, generating gross proceeds of $3,705,000, and, on January 9, 2023, simultaneously with the sale of the over-allotment Units, we consummated the sale of an additional 38,700 Private Placement Units, generating additional gross proceeds of $387,000. A total of $70,242,000 (or $10.18 per Unit sold in the Initial Public Offering) was placed in the trust account (the “Trust Account”).

On March 27, 2026, we held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) to approve, among other things, the Extension Amendment Proposal and the Trust Agreement Amendment Proposal. In connection with the vote to approve the Extension Amendment Proposal and the Trust Agreement Amendment Proposal, the holders of 6,135 ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $12.99 per share. The aggregate redemption amount of approximately $79,701.15 was paid in April 2026, subsequent to the end of the quarter. Separately, in January 2026, 69 ordinary shares tendered in connection with the Fourth Meeting were redeemed for $889.39 (approximately $12.89 per share).

As of March 31, 2026, we had not commenced any operations. All activity through March 31, 2026 relates to our formation and the Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination and activities in connection with the proposed Business Combination with HCYC. On January 5, 2024, we entered into the Merger Agreement with HCYC, and on December 5, 2025, our shareholders approved the Merger Agreement at the BC Meeting. The Business Combination has not been consummated as of the date of this report. The PIPE Financing of $11.5 million is expected to close substantially concurrently with, and is conditioned on, the closing of the Business Combination. Our securities were delisted from Nasdaq following the Form 25 filed on January 15, 2026. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of income earned on investments held in the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering and, since the Initial Public Offering, the identification and evaluation of a prospective target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2026, we had a net loss of $159,875, which consisted of formation and operating costs of $202,143, partially offset by income earned on the Trust Account of $42,268.

For the three months ended March 31, 2025, we had net income of $117,969, which consisted of income earned on the Trust Account of $301,371, partially offset by formation and operating costs of $183,402.

Income earned on the Trust Account decreased from $301,371 for the three months ended March 31, 2025 to $42,268 for the three months ended March 31, 2026, primarily due to the lower balance held in the Trust Account following redemptions in connection with prior extension meetings, and changes in prevailing interest rates. Formation and operating costs increased from $183,402 to $202,143.

Liquidity and Capital Resources

As of March 31, 2026, we had cash of $1,233 held outside of the Trust Account and a working capital deficit of $4,491,174. As of March 31, 2026, we had investments held in the Trust Account of $4,841,963. Income earned on the Trust Account may be used by us to pay taxes. Through March 31, 2026, we have not withdrawn any income earned on the Trust Account to pay our tax obligations.

Funds held in the Trust Account are subject to the redemption rights of our public shareholders and are not available to fund our working capital. Of the Trust Account balance at March 31, 2026, $79,701.15 was paid in April 2026 to holders who redeemed in connection with the Fifth Meeting, and holders of 382,091 ordinary shares have elected to redeem in connection with the Business Combination, which redemptions will become effective only upon closing. In addition, $565,144 of extension payments had not been deposited into the Trust Account as of March 31, 2026. As a result, the funds that may be available from the Trust Account upon closing of the Business Combination are expected to be substantially less than the Trust Account balance. Subject to the foregoing, we intend to use the funds held in the Trust Account remaining after redemptions, including any amounts representing income earned on the Trust Account (less amounts released to pay taxes), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. We have limited liquidity. As of March 31, 2026, we had only $1,233 of unrestricted cash and a working capital deficit of $4,491,174, and we have relied on advances from our Sponsor, our officers and directors and HCYC to fund operating expenses. None of these parties is obligated to provide further funding. Completion of the Business Combination is also dependent on the PIPE Financing, which is conditioned on the closing.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of March 31, 2026, there was $1,262,500 outstanding under promissory notes payable to a related party and $766,690 outstanding under amounts borrowed from HCYC.

Going Concern

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, together with the Company’s working capital deficit, raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management has adopted plans intended to address the substantial doubt about the Company’s ability to continue as a going concern. Management intends to continue to pursue the consummation of the Business Combination with HCYC. Prior to the consummation of a Business Combination, the Company intends to cover any working capital shortfalls through extension loans and other financing arrangements. In addition, the Company is seeking alternative ways to complete the Business Combination, including applying to have the Company’s securities quoted on the OTC market, in order to maintain the Company’s public trading status and facilitate the completion of the Business Combination. Notwithstanding these plans, management cannot conclude that it is probable that its plans will be effectively implemented within one year after the date that the unaudited condensed financial statements are available to be issued, or that, if implemented, the plans will mitigate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, management has concluded that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the relevant date by which it must complete a Business Combination.

In addition, because the required extension payments were not deposited in full, there is uncertainty as to whether the extensions were validly effected and as to the date by which we are required to complete a Business Combination, which could require us to redeem our public shares and wind up earlier than anticipated.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026.

Contractual Obligations

As of March 31, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the deferred underwriting commission of $2,415,000 payable to the underwriters of our Initial Public Offering upon the completion of our initial Business Combination, and an agreement to pay an affiliate of our Sponsor a monthly fee for office space, secretarial and administrative support services.

Critical Accounting Estimates

The preparation of these unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Ordinary Shares Subject to Possible Redemption. We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

Net Income (Loss) per Ordinary Share. We comply with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the periods. We apply the two-class method in calculating earnings per share, allocating net income (loss) between the redeemable ordinary shares and the non-redeemable ordinary shares.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have elected to take advantage of the benefits of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to the material weakness in our internal control over financial reporting related to insufficient review of related party transactions, as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management intends to continue to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for related party transactions and ensure that communication with related parties is sufficient to ensure completeness of related party transactions. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts implemented during the quarter described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no material litigation, arbitration, bankruptcy, receivership, governmental proceeding or other proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on November 10, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On January 4, 2023, the Company consummated the initial public offering of 6,000,000 Units (the “Units” and, with respect to the Ordinary shares included in the Units sold, the “Public Shares”), and an additional 900,000 Units issued on January 9, 2023 pursuant to the underwriters’ exercise in full of their over-allotment option, at $10.00 per Unit, generating aggregate gross proceeds of $69,000,000.

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

Transaction costs related to the issuances described above amounted to $4,892,699 consisting of $1,612,500 of underwriting fees, $2,415,000 of deferred underwriting fees and $865,199 of other offering costs. Following the closing of the initial public offering and the sale of the Private Placement Units, an aggregate of $70,242,000 (or $10.18 per share sold in the initial public offering) was placed in the Trust Account.

Redemptions

On March 27, 2026, the Company held the Extraordinary General Meeting to vote on the Extension Amendment Proposal and the Trust Agreement Amendment Proposal. In connection with the vote to approve the Extension Amendment Proposal and the Trust Agreement Amendment Proposal, the holders of 6,135 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $12.99 per share. The aggregate redemption amount of approximately $79,701.15 was paid in April 2026, subsequent to the end of the quarter. During the quarter ended March 31, 2026, the Company redeemed 69 Ordinary Shares in January 2026 for an aggregate of $889.39 (approximately $12.89 per share) in connection with the Fourth Meeting.

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

10.1

Amendment to the Investment Management Trust Agreement, dated March 27, 2026, by and between AlphaTime Acquisition Corp and Equiniti Trust Company, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 2, 2026).

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2026

ALPHATIME ACQUISITION CORP

By:	/s/ Gan Kim Hai
Gan Kim Hai
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Gan Kim Hai
Yingxuan Shan Chief Financial Officer (Principal Financial and Accounting Officer)

