Form 10-Q
period 2026-06-30
ALPHATIME ACQUISITION CORP
filed 2026-11-12
CIK 1889106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

i

PART I - FINANCIAL INFORMATION

ALPHATIME ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30, 2026 (unaudited)	December 31, 2025
Assets:
Current assets:
Cash	$1,233	$1,233
Prepaid expenses	50,208	1,773
Total current assets	51,441	3,006

Investment held in Trust Account	4,804,622	4,800,584
Total assets	$4,856,063	$4,803,590
Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$1,558,917	$1,462,474
Promissory notes – related party	1,262,500	1,262,500
Due to HCYC	892,301	752,363
Due to related parties	929,028	814,700
Total current liabilities	4,642,746	4,292,037
Deferred underwriting commission	2,415,000	2,415,000
Total liabilities	7,057,746	6,707,037
Commitments and Contingencies
Temporary Equity:
Ordinary shares subject to possible redemption, 411,232 and 417,436 shares at redemption value of $11.68 and $11.50 per share as of June 30, 2026 and December 31, 2025, respectively	4,804,622	4,800,584

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; 2,134,200 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	214	214
Additional paid-in capital	-	-
Accumulated deficit	(7,006,519)	(6,704,245)
Total Shareholders’ Deficit	(7,006,305)	(6,704,031)
Total Liabilities, Temporary Equity and Shareholders’ Deficit	$4,856,063	$4,803,590

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2026 and 2025 (Unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025

Formation and operating costs	$100,131	$290,004	$302,274	$473,406

Total Expenses	$(100,131)	$(290,004)	$(302,274)	$(473,406)
Other Income
Income earned on Trust Account	$42,360	$162,689	$84,628	$464,060
Net Loss	$(57,771)	$(127,315)	$(217,646)	$(9,346)

Weighted average shares outstanding of redeemable ordinary shares	412,513	1,335,250	414,935	1,335,250
Basic and diluted net income per share, redeemable ordinary shares	$0.06	$0.06	$0.09	$0.26
Weighted average shares outstanding of non-redeemable ordinary shares	2,134,200	2,134,200	2,134,200	2,134,200
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.04)	$(0.10)	$(0.12)	$(0.17)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the three and six months ended June 30, 2026 and 2025 (Unaudited)

	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit
Balance as of December 31, 2025	2,134,200	$214	$-	$(6,704,245)	$(6,704,031)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(42,268)	(42,268)
Net loss	-	-	-	(159,875)	(159,875)
Balance as of March 31, 2026	2,134,200	$214	$-	$(6,906,388)	$(6,906,174)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(42,360)	(42,360)
Net loss	-	-	-	(57,771)	(57,771)
Balance as of June 30, 2026	2,134,200	$214	$-	$(7,006,519)	$(7,006,305)

	Ordinary Shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ deficit

Balance as of December 31, 2024	2,134,200	$214	$-	$(5,729,976)	$(5,729,762)

Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(356,350)	(356,350)
Net income	-	-	-	117,969	117,969
Balance as of March 31, 2025	2,134,200	$214	$-	$(5,968,357)	$(5,968,143)
Subsequent measurement of ordinary shares subject to possible redemption	-	-	-	(212,689)	(212,689)
Net loss	-	-	-	(127,315)	(127,315)
Balance as of June 30, 2025	2,134,200	$214	$-	$(6,308,361)	$(6,308,147)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALPHATIME ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2026 and 2025 (Unaudited)

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Cash Flows from Operating Activities:
Net loss	$(217,646)	$(9,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on Trust Account	(84,628)	(464,060)
Changes in current assets and liabilities:
Prepaid expenses	(48,435)	(35,235)
Accrued offering costs and expenses	96,443	(74,663)
Due to HCYC	139,938	501,897
Due to related parties	114,328	186,290
Net cash provided by (used in) operating activities	$-	104,883

Cash Flows from Investing Activities:
Principal deposited in Trust Account	$-	$(104,979)
Cash withdrawn from Trust Account in connection with redemption	80,591	-
Net cash provided by (used in) investing activities	$80,591	$(104,979)

Cash Flows from Financing Activities:
Redemption of ordinary shares	(80,591)	-
Net cash used in financing activities	$(80,591)	$-

Net change in cash	-	(96)
Cash—beginning of the period	1,233	1,425
Cash—end of the period	$1,233	$1,329

Supplemental disclosure of noncash financing activities:
Remeasurement adjustment on ordinary shares subject to possible redemption	$-	$104,979
Subsequent measurement of ordinary shares subject to possible redemption	$84,628	$464,060

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from September 15, 2021 (inception) through June 30, 2026 relates to the Company’s organizational activities, those necessary to prepare for and complete the initial public offering (“IPO”), identifying a target company for a Business Combination, and activities in connection with the proposed Business Combination described below. The Company will not generate any operating revenues until the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on the proceeds held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO and the sale of over-allotment Units, an aggregate of $70,242,000 of the proceeds from the IPO and the sale of the Private Units was deposited in a U.S.-based trust account (the “Trust Account”) maintained by Equiniti Trust Company, LLC, acting as trustee, to be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. Except with respect to income earned on the funds held in the Trust Account that may be released to the Company to pay income tax obligations, the proceeds held in the Trust Account will not be released until the earliest of the completion of a Business Combination, the redemption of the Public Shares in connection with a shareholder vote to amend the Company’s governing documents, or the Company’s liquidation.

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

In connection with the shareholders’ vote at the meeting on December 28, 2023, 2,160,774 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, approximately $23,302,146 (approximately $10.78 per share) has been removed from the Trust Account to pay such holders and approximately $51,252,520.37 remained in the Trust Account. Following the Redemption, the Company had 6,873,426 Ordinary Shares outstanding.

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

In connection with the shareholders’ vote at the Third Meeting, holders of 917,814 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $11,362,537(approximately $12.38 per share) was removed from the Trust Account to pay such holders and approximately $4,763,806.84 remained in the Trust Account. Following the aforementioned redemptions, the Company had 2,551,636 Ordinary Shares outstanding.

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

In connection with the shareholders’ vote at the Fourth Meeting, holders of 69 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $889.39 (approximately $12.89 per share) was paid from the Trust Account to such holders in January 2026 and approximately $4,814,570.90 remained in the Trust Account. Following the aforementioned redemptions, the Company had 2,551,567 Ordinary Shares outstanding.

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

In connection with the shareholders’ vote at the Fifth Meeting, holders of 6,135 ordinary shares of the Company exercised their right to redeem such shares (the “Redemption”) for a pro rata portion of the funds held in the Trust Account. As a result, $79,701.15 (approximately $12.99 per share) was paid from the Trust Account to such holders in April 2026 and approximately $4,776,621.79 remained in the Trust Account. Following the aforementioned redemptions, the Company had 2,545,432 Ordinary Shares outstanding. During the six months ended June 30, 2026, an aggregate of 6,204 Ordinary Shares were redeemed for an aggregate of $80,590.54, and as of June 30, 2026, 411,232 Ordinary Shares remained subject to possible redemption.

On January 4, 2024, the Company deposited $165,000 into the Trust Account to extend the deadline to complete the business combination from January 4, 2024 to April 4, 2024. In connection with this extension, on December 28, 2023, the Company entered into a non-interest bearing promissory note with the Sponsor for $660,000, that is payable promptly after the completion of an initial business combination. Further, the Company has deposited a total of $489,979 into the Trust Account to extend the deadline to complete the business combination from April 4, 2024 to January 4, 2025. The total deposits made to date were $5,021 less than the amount required to fully fund the extensions through February 4, 2025, and, as a result, a portion of the extensions remained unfunded as of June 30, 2026. Thereafter, the Company entered into additional extension letters with respect to monthly extensions of the timeline of the business combination, and the Company’s shareholders have authorized extensions through December 4, 2026. Because the required extension deposits had not been made in full, there can be no assurance that each such extension was validly effected in accordance with the Company’s amended and restated memorandum and articles of association and the investment management trust agreement. As of June 30, 2026, the extension payments in aggregate totaling $610,144 had not yet been deposited into the Trust Account and, accordingly, did not accrue interest income during the period. These extension payments were also not included in the common stock subject to possible redemption as of June 30, 2026.

Nasdaq Delisting

On January 8, 2026, The Nasdaq Stock Market LLC (“Nasdaq”) notified the Company that on January 13, 2026, it would announce that it will delist the Company’s ordinary shares, warrants, rights and units as a result of the Company exceeding the maximum three-year period permitted for a special purpose acquisition company to complete an initial business combination following its initial public offering. Trading in the Company’s securities was suspended on January 7, 2026, and the Company’s securities have not traded on Nasdaq since December 9, 2025. On January 15, 2026, Nasdaq filed a Form 25 with the SEC to remove the Company’s ordinary shares, rights, units and warrants from listing on Nasdaq and to withdraw the registration of such securities under Section 12(b) of the Exchange Act, and the delisting became effective ten days after the Form 25 was filed. As of the date of this report, the Company’s securities are not listed on any national securities exchange.

Liquidity and Going Concern

As of June 30, 2026, the Company had $1,233 in cash held outside of the Trust Account and a working capital deficit of $4,591,305. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan funds to the Company as may be required. As of June 30, 2026, there was $1,262,500 outstanding under promissory notes issued to the Sponsor and $892,301 outstanding under amounts borrowed from HCYC.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s working capital deficit, the unpaid extension deposits described above and the uncertainty as to whether the applicable extensions were validly effected, and the mandatory liquidation and subsequent dissolution that would be required should the Company be unable to complete a Business Combination within the applicable period raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management has adopted plans intended to address the substantial doubt about the Company’s ability to continue as a going concern. Management intends to continue to pursue the consummation of the Business Combination with HCYC. Prior to the consummation of a Business Combination, the Company intends to cover any working capital shortfalls through extension loans and other financing arrangements. In addition, the Company is seeking alternative ways to complete the Business Combination, including applying to have the Company’s securities quoted on the OTC market, in order to maintain the Company’s public trading status and facilitate the completion of the Business Combination. Notwithstanding these plans, management cannot conclude that it is probable that its plans will be effectively implemented within one year after the date that the unaudited condensed financial statements are available to be issued, or that, if implemented, the plans will mitigate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, management has concluded that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had a cash and cash equivalents balance of $1,233 as of each of June 30, 2026 and December 31, 2025.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2026 and December 31, 2025, 411,232 and 417,436 ordinary shares subject to possible redemption are presented at a redemption value of approximately $11.68 and $11.50 per share, respectively, as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At June 30, 2026, the ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption – December 31, 2025	$4,800,584
Redemption of ordinary shares	(889)
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and extension deposit	42,268
Ordinary shares subject to possible redemption - March 31, 2026	$4,841,963
Redemption of ordinary shares	(79,701)
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account) and extension deposit	42,360
Ordinary shares subject to possible redemption – June 30, 2026	$4,804,622

Net Income (Loss) Per Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income/(loss) per share is the same as basic income/(loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months ended June 30, 2026	Three Months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025

Net loss	$(57,771)	$(127,315)	$(217,646)	$(9,346)
Income earned on Trust Account	(42,360)	(162,689)	(84,628)	(464,060)
Accretion of carrying value to redemption value	-	(50,000)	-	(104,979)
Net loss including accretion of equity into redemption value	$(100,131)	$(340,004)	$(302,274)	$(578,385)

	Three months ended June 30, 2026		Six months ended June 30, 2026		Three months ended June 30, 2025		Six months ended June 30, 2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
Particulars	Shares	Shares	Shares	Shares	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	(16,219)	(83,912)	(49,203)	(253,071)	(130,858)	(209,146)	(222,601)	(355,784)
Income earned on trust account	42,360	-	84,628	-	162,689	-	464,060	-
Accretion of temporary equity to redemption value	-	-	-	-	50,000	-	104,979	-
Allocation of net income (loss)	26,141	(83,912)	35,425	(253,071)	81,831	(209,146)	346,438	(355,784)

Denominators:
Weighted-average shares outstanding	412,513	2,134,200	414,935	2,134,200	1,335,250	2,134,200	1,335,250	2,134,200
Basic and diluted net income (loss) per share	0.06	(0.04)	0.09	(0.12)	0.06	(0.10)	0.26	(0.17)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties.

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

Promissory Notes — Related Party

The Company has issued a series of unsecured promissory notes to the Sponsor to finance working capital and costs associated with extending the period available to complete a Business Combination. The notes are non-interest bearing and are payable upon the consummation of a Business Combination. As of June 30, 2026 and December 31, 2025, the aggregate amount outstanding under the promissory notes issued to the Sponsor was $1,262,500.

Due to Related Parties

From time to time, the Sponsor and the Company’s officers and directors advance funds to the Company, or pay expenses on behalf of the Company, for working capital purposes. As of June 30, 2026 and December 31, 2025, the amount due to related parties was $929,028 and $814,700, respectively.

Administrative Support Agreement

Commencing on the effective date of the IPO, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and shared personnel support services. For the three and six months ended June 30, 2026 and 2025, the Company incurred $30,000 and $60,000 of such fees, respectively.

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

Due to HCYC

HCYC, the Company’s proposed business combination target, has from time to time paid certain expenses on behalf of the Company. As of June 30, 2026 and December 31, 2025, the amount due to HCYC was $892,301 and $752,363, respectively.

Note 7 — Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 2,134,200 ordinary shares issued and outstanding, excluding 411,232 and 417,436 ordinary shares subject to possible redemption, respectively, that are classified as temporary equity.

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

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
	As of	Markets	Inputs	Inputs
	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$4,804,622	$4,804,622	$-	$-

		Quoted	Significant	Significant
		Prices in	Other	Other
		Active	Observable	Unobservable
	As of	Markets	Inputs	Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$4,800,584	$4,800,584	$-	$-

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were available to be issued. Based upon this review, other than as described in these unaudited condensed financial statements, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. Because we are a blank check company, the safe harbor for forward-looking statements provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, is not available to us. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results expressed or implied by these forward-looking statements. Except as required by applicable law, we do not undertake any obligation to update or revise any forward-looking statements.

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

On March 27, 2026, we held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) to approve, among other things, the Extension Amendment Proposal and the Trust Agreement Amendment Proposal. In connection with the vote to approve the Extension Amendment Proposal and the Trust Agreement Amendment Proposal, the holders of 6,135 ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $12.99 per share, for an aggregate redemption amount of approximately $79,701.15. These redemption elections were made in the first quarter of 2026, and the redemption was settled and paid from the Trust Account in April 2026, during the second quarter. Separately, in January 2026, $889.39 was paid from the Trust Account in respect of 69 ordinary shares redeemed in connection with the December 16, 2025 extraordinary general meeting. As a result, during the six months ended June 30, 2026, an aggregate of 6,204 ordinary shares were redeemed for an aggregate of $80,590.54, and as of June 30, 2026, 411,232 ordinary shares remained subject to possible redemption and 2,545,432 ordinary shares were outstanding.

As of June 30, 2026, we had not commenced any operations. All activity through June 30, 2026 relates to our formation and the Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination and, following the execution of the Merger Agreement, activities in connection with the proposed Business Combination with HCYC. Our shareholders approved the Merger Agreement at the BC Meeting held on December 5, 2025, but as of the date of this report the Business Combination has not been consummated and remains subject to the satisfaction or waiver of closing conditions. In connection with the Business Combination, we have entered into Securities Purchase Agreements for the PIPE Financing of an aggregate of $11.5 million, which is expected to close substantially concurrently with, and is conditioned upon, the closing of the Business Combination. Our securities were delisted from Nasdaq effective in January 2026 and are not listed on any national securities exchange. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of income earned on investments held in the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering and, since the Initial Public Offering, the identification and evaluation of a prospective target company for a Business Combination and, subsequently, activities in connection with the proposed Business Combination with HCYC. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses in connection with completing the Business Combination.

For the three months ended June 30, 2026, we had a net loss of $57,771, which consisted of formation and operating costs of $100,131, partially offset by income earned on the Trust Account of $42,360.

For the three months ended June 30, 2025, we had a net loss of $127,315, which consisted of formation and operating costs of $290,004, partially offset by income earned on the Trust Account of $162,689.

For the six months ended June 30, 2026, we had a net loss of $217,646, which consisted of formation and operating costs of $302,274, partially offset by income earned on the Trust Account of $84,628.

For the six months ended June 30, 2025, we had a net loss of $9,346, which consisted of formation and operating costs of $473,406, partially offset by income earned on the Trust Account of $464,060.

Formation and operating costs decreased from $290,004 for the three months ended June 30, 2025 to $100,131 for the three months ended June 30, 2026, and from $473,406 for the six months ended June 30, 2025 to $302,274 for the six months ended June 30, 2026. Income earned on the Trust Account decreased from $162,689 for the three months ended June 30, 2025 to $42,360 for the three months ended June 30, 2026, and from $464,060 for the six months ended June 30, 2025 to $84,628 for the six months ended June 30, 2026, primarily due to the reduction in the balance of the Trust Account resulting from shareholder redemptions.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of $1,233 held outside of the Trust Account and a working capital deficit of $4,591,305. As of June 30, 2026, we had investments held in the Trust Account of $4,804,622. Income earned on the Trust Account may be used by us to pay taxes. Through June 30, 2026, we have not withdrawn any income earned on the Trust Account to pay our tax obligations.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. As of June 30, 2026, there was $1,262,500 outstanding under promissory notes payable to a related party and $892,301 outstanding under amounts borrowed from HCYC.

Our liquidity is limited. Our cash held outside of the Trust Account of $1,233 as of June 30, 2026 is not sufficient to fund our working capital requirements, and we are dependent on loans and other support from our Sponsor, HCYC and their affiliates, none of whom is obligated to provide such funding. As of June 30, 2026, extension payments in an aggregate amount of $610,144 had not been deposited into the Trust Account, and there can be no assurance that we will be able to fund these or any future extension payments. In addition, the 382,091 Ordinary Shares subject to redemption elections made in connection with the BC Meeting would be redeemed from the Trust Account upon consummation of the Business Combination. See “Going Concern” below.

Going Concern

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, together with the Company’s working capital deficit, the unpaid extension deposits and the uncertainty as to whether the applicable extensions were validly effected, raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management has adopted plans intended to address the substantial doubt about the Company’s ability to continue as a going concern. Management intends to continue to pursue the consummation of the Business Combination with HCYC. Prior to the consummation of a Business Combination, the Company intends to cover any working capital shortfalls through extension loans and other financing arrangements. In addition, the Company is seeking alternative ways to complete the Business Combination, including applying to have the Company’s securities quoted on the OTC market, in order to maintain the Company’s public trading status and facilitate the completion of the Business Combination. Notwithstanding these plans, management cannot conclude that it is probable that its plans will be effectively implemented within one year after the date that the unaudited condensed financial statements are available to be issued, or that, if implemented, the plans will mitigate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, management has concluded that its plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the relevant date by which it must complete a Business Combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026.

Contractual Obligations

As of June 30, 2026, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the deferred underwriting commission of $2,415,000 payable to the underwriters of our Initial Public Offering upon the completion of our initial Business Combination, and an agreement to pay an affiliate of our Sponsor a monthly fee for office space, secretarial and administrative support services.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to the material weakness in our internal control over financial reporting related to insufficient review of related party transactions, as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Transaction costs related to the issuances described above amounted to $4,892,699 consisting of $1,612,500 of underwriting fees, $2,415,000 of deferred underwriting fees and $865,199 of other offering costs. Of the proceeds from the initial public offering and the sale of the Private Placement Units, $70,242,000 (or $10.18 per share sold in the initial public offering) was deposited in the Trust Account.

Redemptions

On March 27, 2026, the Company held the Extraordinary General Meeting to vote on the Extension Amendment Proposal and the Trust Agreement Amendment Proposal. In connection with the vote to approve the Extension Amendment Proposal and the Trust Agreement Amendment Proposal, the holders of 6,135 Ordinary Shares properly exercised their rights to redeem their shares for cash at a redemption price of approximately $12.99 per share, for an aggregate redemption amount of approximately $79,701.15, which was paid from the Trust Account in April 2026. The January 2026 payment of $889.39 in respect of 69 Ordinary Shares redeemed in connection with the December 16, 2025 extraordinary general meeting was made in the first quarter of 2026.

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

November 12, 2026

ALPHATIME ACQUISITION CORP

By:	/s/ Gan Kim Hai
Gan Kim Hai
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Yingxuan Shan
Yingxuan Shan
Chief Financial Officer (Principal Financial and Accounting Officer)

